Form 10-Q
period 2023-06-30
Vitesse Energy, Inc.
filed 2023-07-31
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 28,787,388 shares of common stock as of July 28, 2023.

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

PRESENTATION OF FINANCIAL AND OPERATING DATA

Unless otherwise indicated, the financial, reserve and operation information presented for periods prior to the January 13, 2023 Spin-Off in this Form 10-Q is that of our Predecessor, Vitesse Energy. Also, unless otherwise indicated all references to wells, working interest, royalty interest, or acreage are based on the published information available as of the date indicated, which may not be current.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	JUNE 30,	DECEMBER 31,
(in thousands, except shares and units)	2023	2022
Assets
Current Assets
Cash	$3,360	$10,007
Revenue receivable	26,400	41,393
Commodity derivatives (Note 6)	7,458	2,112
Prepaid expenses and other current assets	2,587	841
Total current assets	39,805	54,353
Oil and Gas Properties-Using the successful efforts method of accounting (Note 2)
Proved oil and gas properties	1,077,377	985,751
Less accumulated DD&A and impairment	(419,866)	(382,974)
Total oil and gas properties	657,511	602,777
Other Property and Equipment—Net	84	114
Other Assets
Commodity derivatives (Note 6)	2,286	1,155
Other noncurrent assets	2,027	2,085
Total other assets	4,313	3,240
Total assets	$701,713	$660,484
Liabilities, Redeemable Units and Equity
Current Liabilities
Accounts payable	$13,169	$7,207
Accrued liabilities (Note 7)	30,095	25,849
Commodity derivatives (Note 6)	56	3,439
Other current liabilities	57	184
Total current liabilities	43,377	36,679
Long-term Liabilities
Revolving credit facility (Note 5)	41,000	48,000
Deferred tax liability (Note 11)	49,113	—
Asset retirement obligations	7,494	6,823
Other noncurrent liabilities	2,975	—
Total liabilities	$143,959	$91,502
Commitments and Contingencies (Note 9)
Predecessor Redeemable Management Incentive Units (Note 10)	—	4,559
Equity (Note 10)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at June 30, 2023	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 32,812,900 shares issued at June 30, 2023	328	—
Additional paid-in capital	597,453	—
Accumulated deficit	(40,027)	—
Predecessor members' equity-common units-450,000,000 units outstanding (Note 10)	—	564,423
Total equity	557,754	564,423
Total liabilities, redeemable units and equity	$701,713	$660,484

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(In thousands, except share and unit data)	2023	2022	2023	2022
Revenue
Oil	$48,733	$64,640	$99,219	$117,122
Natural gas	2,855	14,157	10,330	26,655
Total revenue	51,588	78,797	109,549	143,777
Operating Expenses
Lease operating expense	9,316	7,661	18,397	14,159
Production taxes	4,919	6,866	10,174	11,976
General and administrative	4,461	3,633	15,323	6,507
Depletion, depreciation, amortization, and accretion	18,748	14,994	37,220	29,176
Equity-based compensation (Note 10)	1,428	16,292	29,400	22,240
Total operating expenses	38,872	49,446	110,514	84,058
Operating Income (Loss)	12,716	29,351	(965)	59,719
Other (Expense) Income
Commodity derivative gain (loss), net	4,779	(11,558)	12,198	(48,376)
Interest expense	(1,115)	(1,044)	(2,295)	(1,754)
Other income	52	3	50	6
Total other (expense) income	3,716	(12,599)	9,953	(50,124)

Income Before Income Taxes	$16,432	$16,752	$8,988	$9,595

Provision for Income Taxes	(6,812)	—	(47,183)	—

Net Income (Loss)	$9,620	$16,752	$(38,195)	$9,595
Net income attributable to Predecessor common unit holders	—	16,752	1,832	9,595
Net Income (Loss) Attributable to Vitesse Energy, Inc.	$9,620	$—	$(40,027)	$—
EPS (See Note 10)
Weighted average common shares / Predecessor common unit outstanding – basic	29,659,771	438,625,000	29,661,556	438,625,000
Weighted average common shares / Predecessor common unit outstanding – diluted	33,077,824	438,625,000	29,661,556	438,625,000
Net income (loss) per common share / Predecessor common unit – basic	$0.29	$0.04	$(1.35)	$0.02
Net income (loss) per common share / Predecessor common unit – diluted	$0.29	$0.04	$(1.35)	$0.02
Net loss per Predecessor non-founder MIUs classified as temporary equity–basic and diluted		$—		$—

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2023	—	$—	—	$—	$—	$564,423	$—	$564,423
Net income (loss)	—	—	—	—	—	1,832	(49,647)	(47,815)
Issuance of common stock in exchange for Vitesse Energy, LLC	25,914,891	259	—	—	565,996	(566,255)	—	—
Issuance of common stock in exchange for Non-Founder MIU's	163,544	2	—	—	4,557	—	—	4,559
Acquisition of Vitesse Oil, LLC	2,120,312	21	—	—	30,607	—	—	30,628
Issuance of restricted stock units	3,136,456	31	—	—	(31)	—	—	—
Issuance of Transitional Plan awards	1,475,631	15	—	—	(15)	—	—	—
Equity-based compensation	—	—	—	—	27,972	—	—	27,972
Common stock dividends declared	—	—	—	—	(16,405)	—	—	(16,405)
Repurchase of common stock	(14,600)	—	—	—	(248)	—	—	(248)
Balance—March 31, 2023	32,796,234	$328	—	$—	$612,433	$—	$(49,647)	$563,114

Net income	—	—	—	—	—	—	9,620	9,620
Issuance of restricted stock units	16,666	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,428	—	—	1,428
Common stock dividends declared	—	—	—	—	(16,408)	—	—	(16,408)
Balance—June 30, 2023	32,812,900	$328	—	$—	$597,453	$—	$(40,027)	$557,754

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2022	—	$—	—	$—	$—	$480,074	$—	$480,074
Net loss	—	—	—	—	—	(7,157)	—	(7,157)
Distribution to common unit holders	—	—	—	—	—	(18,000)	—	(18,000)
Fair market value MIU adjustment (Note 10)	—	—	—	—	—	(2,169)	—	(2,169)
Balance—March 31, 2022	—	$—	$—	$—	$—	$452,748	$—	$452,748
Net income	—	—	—	—	—	16,752	—	16,752
Distribution to common unit holders	—	—	—	—	—	(18,000)	—	(18,000)
Fair market value MIU adjustment (Note 10)	—	—	—	—	—	(4,827)	—	(4,827)
Balance—June 30, 2022	—	$—	—	$—	$—	$446,673	$—	$446,673

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(38,195)	$9,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	37,220	29,176
Unrealized loss (gain) on derivative instruments	(9,860)	18,222
Equity-based compensation	29,400	22,240
Deferred income taxes	47,183	—
Amortization of debt issuance costs	322	211
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	17,706	(24,634)
Prepaid expenses and other current assets	(2,059)	(101)
Accounts payable	2,204	(414)
Accrued liabilities	(5,703)	3,248
Other	25	(17)
Net cash provided by Operating Activities	$78,243	$57,526
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(4,230)	(18,432)
Development of oil and gas properties	(39,034)	(21,388)
Purchase of property and equipment	(20)	(6)
Net cash used in Investing Activities	(43,284)	(39,826)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	12,000	16,000
Repayments of revolving credit facility	(19,000)	—
Repayments of Vitesse Oil revolving credit facility	(5,000)	—
Dividends/distributions paid	(28,989)	(30,000)
Repurchases of common stock	(248)	—
Debt issuance costs	(369)	(1,773)
Net cash used in Financing Activities	(41,606)	(15,773)
Net Increase (Decrease) in Cash	(6,647)	1,927
Cash—Beginning of period	10,007	5,356
Cash—End of period	$3,360	$7,283
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,132	$1,621
Cash paid for income taxes	1,292	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$33,118	$18,696
Asset retirement obligations capitalized to oil and gas properties	392	—
Issuance of common stock to acquire Vitesse Oil	30,628	—

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
Note 2—Significant Accounting Policies
Change in Estimate that is Inseparable from a Change in Accounting Principle
Effective January 1, 2023, the Company changed its method of recording gathering and transportation (“GT”) costs. Under the current method, GT costs are presented as a deduction to oil and gas revenue, following how these items are reported to us by operators of our oil and gas properties. Prior to January 1, 2023, under our previous method, we determined the GT costs that were reported within production expense versus revenue deductions based on our best estimates using information from all our operators in aggregate. Both methods of determining classification of GT costs are acceptable given that we do not operate any of our oil and gas properties and do not have access to such GT contracts with the customer.
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
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit. As of June 30, 2023 and December 31, 2022, the Company held no cash equivalents.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. During the three and six months ended June 30, 2023, the Company recorded depletion expense of $18.6 million, and $36.9 million, respectively. The Company’s depletion rate per Boe for the three and six months ended June 30, 2023 was $17.98 and $17.82, respectively. During the three and six months ended June 30, 2022, the Company recorded depletion expense of $14.9 million, and $29.0 million, respectively. The Company’s depletion rate per Boe for the three and six months ended June 30, 2022 was $16.65 and $16.45, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three and six months ended June 30, 2023 and 2022.
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
Concentrations of Credit Risk
For the three and six months ended June 30, 2023, three and four operators accounted for 50 percent and 57 percent, respectively, of oil and natural gas revenue.
For the three and six months ended June 30, 2022, three operators accounted for 36 percent and 37 percent, respectively, of oil and natural gas revenue, respectively.
As of June 30, 2023 and December 31, 2022, two and four operators accounted for 43 percent and 65 percent, respectively, of oil and natural gas revenue receivable.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2023.
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
During the three months ended June 30, 2023, the Company purchased proved oil and gas properties and proved leasehold for an aggregate purchase price of $3.1 million.
During the six months ended June 30, 2023, the Company purchased proved oil and gas properties and proved leasehold for an aggregate purchase price of $4.2 million. In addition, as part of the Spin-Off, $35.6 million of oil and gas properties and $5.0 million of net liabilities of Vitesse Oil were contributed in exchange for 2,120,312 shares of common stock of the Company for a total consideration of $30.6 million.
During the three and six months ended June 30, 2022, the Company purchased proved oil and gas properties and proved leaseholds for an aggregate purchase price of $5.9 million and $18.4 million, respectively.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three and six months ended June 30, 2023 and 2022 were immaterial.
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
Recurring Fair Value Measurements
As of June 30, 2023, the Company’s derivative financial instruments are composed of commodity swaps. The fair value of the swap agreements is determined under the income valuation technique using a discounted cash flow model. The fair values of any options are determined under the income valuation technique using an option pricing model along with the stated amount of deferred premiums if applicable. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy (see Note 6).
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
Note 5—Revolving Credit Facility
Revolving Credit Facility
In connection with the Spin-Off in January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates the revolving credit facility of the Predecessor (the “Prior Revolving Credit Facility”). The

Predecessor, as predecessor borrower under the Predecessor Revolving Credit Facility, assigned the liens and existing rights, liabilities and obligations under the Prior Revolving Credit Facility to the Company pursuant to the Revolving Credit Facility. The Revolving Credit Facility will mature on April 29, 2026. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the borrowing base and (3) the maximum credit amount of $500.0 million. Our borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of our proved oil and natural gas reserves, as determined by the lenders in their discretion. As of June 30, 2023, the Company’s borrowing base was $245.0 million with an aggregate elected commitment of $170.0 million of which $41.0 million was outstanding.
At our option, borrowings under the Revolving Credit Facility bear interest at a rate unchanged from the Predecessor Revolving Credit Facility, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of June 30, 2023, the interest rate on the outstanding balance under the Revolving Credit Facility was 8.00%.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis: (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio (in each case, as defined in the Revolving Credit Facility of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These financial covenants are consistent with the Predecessor Revolving Credit Facility. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at June 30, 2023.
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
The Prior Revolving Credit Facility included customary terms and covenants that place limitations on certain types of activities, including the payment of dividends and distributions, and required satisfaction of certain financial covenants, such as minimum leverage and current ratios. The Prior Revolving Credit Facility also required excess cash at any point in time over $10.0 million to be repaid to the Borrowers (under certain defined conditions), subject to the terms in the Prior Revolving Credit Facility. The Company was in compliance with all financial covenants of the Prior Revolving Credit Facility at December 31, 2022. The Prior Revolving Credit Facility was guaranteed by the Company’s subsidiaries and was collateralized with a minimum of 85% of the proved PV10 reserve value of the Company’s oil and gas properties.
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
The following table summarizes the location and fair value amounts of all commodity derivative instruments in the balance sheet as of June 30, 2023, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$7,458	$—	$7,458
Noncurrent derivative assets	2,286	—	2,286
Total	$9,744	$—	$9,744
Commodity derivative liabilities:
Current derivative liabilities	$56	$—	$56
Noncurrent derivative liabilities	—	—	—
Total	$56	$—	$56

The following table summarizes the location and fair value amounts of commodity derivative instruments in the balance sheet as of December 31, 2022, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$2,856	$(744)	$2,112
Noncurrent derivative assets	1,721	(566)	1,155
Total	$4,577	$(1,310)	$3,267
Commodity derivative liabilities:
Current derivative liabilities	$4,183	$(744)	$3,439
Noncurrent derivative liabilities	566	(566)	—
Total	$4,749	$(1,310)	$3,439

As of June 30, 2023, the Company had the following crude oil swaps:

CONTRACT	TYPE	TERM	VOLUME HEDGED (Bbls)	INDEX	ROUNDED FIXED PRICE
1	Swap	July 2023 - November 2023	75,000	WTI-NYMEX	$88
2	Swap	July 2023 - November 2023	75,000	WTI-NYMEX	86
3	Swap	July 2023 - November 2023	150,000	WTI-NYMEX	78
4	Swap	July 2023 - November 2023	150,000	WTI-NYMEX	70
5	Swap	July 2023 - November 2023	50,000	WTI-NYMEX	82
6	Swap	July 2023 - December 2023	90,000	WTI-NYMEX	75
7	Swap	July 2023 - March 2024	49,995	WTI-NYMEX	77
8	Swap	December 2023 - November 2024	360,000	WTI-NYMEX	72
9	Swap	December 2023 - November 2024	180,000	WTI-NYMEX	79
10	Swap	December 2023 - November 2024	180,000	WTI-NYMEX	81

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
Note 7—Accrued Liabilities
Accrued liabilities at June 30, 2023 and December 31, 2022 are summarized as follows:

	JUNE 30,	DECEMBER 31,
(in thousands)	2023	2022
Accrued capital expenditures	$23,900	$15,500
Accrued lease operating expenses, net	2,746	2,740
Accrued compensation	1,785	3,524
Other accrued liabilities	1,664	1,257
Accrued spin related expenditures	—	2,828
Total	$30,095	$25,849

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
The Predecessor entered into an amended and restated services agreement (the “Services Agreement”) by and between the Predecessor, Vitesse Management, and Vitesse Oil on May 7, 2014. Per the Services Agreement, costs incurred by Vitesse Management was to be allocable between the Predecessor and Vitesse Oil initially at 50 percent each and adjusted automatically each quarter, such that the Predecessor’s share of allocable costs shall be the greater of 50 percent or the quotient of the total contributed capital to the Predecessor made by its members and the sum of the total contributed capital to the Predecessor and Vitesse Oil by their respective members. As such, the Predecessor incurred 90 percent of the Vitesse Management costs for the three and six months ended June 30, 2022. The amount of costs reimbursed from Vitesse Oil to the Predecessor for management services was $0.2 million and $0.7 million for the three and six months ended June 30, 2022, respectively. The amount due to the Predecessor from Vitesse Oil as of June 30, 2022 was immaterial. Vitesse Oil was acquired as part of the Spin-Off and accordingly 100% of Vitesse Management costs were incurred by the Company subsequent to the Spin-Off.
On July 1, 2016, the Predecessor entered into a separate services agreement between Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During the three and six months ended June 30, 2023, the Company recorded its net share of fees from JETX of $0.7 million and $1.3 million, respectively. During the three and six months ended June 30, 2022, the Company recorded its net share of fees from JETX of $0.6 million and $1.2 million, respectively. These fees are classified as a reduction to general and administrative expenses on the accompanying statements of operations.
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

Common Stock
During the six months ended June 30, 2023 the following transactions related to our common stock occurred:
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
■the Transitional Equity Award Adjustment Plan (the “Transitional Plan”), as discussed further below, was implemented and resulted in the following issuances to current and former directors and employees of JFG:
◦286,729 restricted stock awards (included in issuance of common stock in exchange for Vitesse Energy, LLC on the Condensed Consolidated Statements of Equity), of which 50,744 were issued as common shares during the period;
◦1,475,631 restricted stock units, of which 603,249 were issued as common shares during the period;
■Predecessor MIUs granted to Predecessor employees other than the Predecessor’s two founders were exchanged for 163,544 shares of common stock;
■Vitesse Oil was contributed in exchange for 2,120,312 common shares;
■3,153,122 restricted stock units were issued to officers, directors and employees;
■14,600 shares of common stock were repurchased and retired as part of our Stock Repurchase Program, as discussed further below.
■Declared dividends of $32.8 million on common stock during the period.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock options awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. Under the LTIP, 3,960,000 shares were initially available to be awarded and as of June 30, 2023, there were 806,878 shares available to be granted.
The following is a summary of LTIP activity during the six months ended June 30, 2023:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2023	—	$—
Granted	3,136,456	14.43
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	3,136,456	$14.43
Granted	16,666	22.57
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	3,153,122	$14.47

For restricted stock units, the Company recognizes the grant date fair-value of awards over the requisite service period as stock-based compensation expense on a straight-line basis except when provisions are present that accelerate vesting.
During the three months ended June 30, 2023, the Company recognized $1.4 million of equity-based compensation expense relating to these restricted stock units.
During the six months ended June 30, 2023, the Company recognized $29.4 million of equity-based compensation expense relating to these restricted stock units of which $26.8 million, or 1,863,000 restricted stock units, was for awards that had a retirement provision and were granted to retirement-eligible employees and therefore resulted in immediate recognition of expense.

As of June 30, 2023, there is $16.2 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through January 2027, over a weighted-average period of 3.04 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three and six months ended June 30, 2023. The intrinsic option value of the options was $6.1 million at June 30, 2023 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, 1,475,631 restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three and six months ended June 30, 2023, zero and 603,249 restricted stock units, respectively, were released as common stock or cashed out as fractional units.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three and six months ended June 30, 2023, 11,454 and 50,744 restricted stock awards. respectively, were released as common stock.
The remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2023	207,276	5,474	212,750
2024	115,728	57,580	173,308
2025	93,580	17,262	110,842
2026	323,138	48,619	371,757
2027	837	54,269	55,106
Thereafter	131,823	52,781	184,604
Total	872,382	235,985	1,108,367

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
During the six months ended June 30, 2023, the Company repurchased 14,600 shares for $0.2 million and the shares were subsequently retired.
Net Income (Loss) Per Common Share
The Company uses the two-class method of calculating earnings per share because certain of the Company’s unvested LTIP RSUs qualify as participating securities.
Basic earnings per share amounts have been computed as (i) net income (loss) (ii) less distributed and undistributed earnings allocated to participating securities (iii) divided by the weighted average number of basic shares outstanding for the periods presented. Diluted earnings per share amounts have been computed as (i) basic net income attributable to common stockholders (ii) plus the adjustment of distributed and undistributed earnings allocated to participating securities (iii) divided by the weighted average number of diluted shares outstanding for the periods presented.
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED
(in thousands except share and per share amounts)	JUNE 30, 2023	JUNE 30, 2023
Numerator for earnings per common share:
Net income (loss) attributable to Vitesse Energy, Inc.	$9,620	$(40,027)
Allocation of earnings to participating securities(1)	(932)	—
Net income (loss) attributable to common shareholders	$8,688	$(40,027)
Adjustment to allocation of earnings to participating securities related to diluted shares	932	—
Net income (loss) attributable to common shareholders for diluted EPS	$9,620	$(40,027)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	28,787,389	28,691,356
Weighted average Transitional Share RSUs outstanding with no future service required	872,382	970,200
Denominator for basic earnings per common share	29,659,771	29,661,556
LTIP RSUs	3,143,599	—
Transitional Share options	274,454	—
Denominator for diluted earnings per common share	33,077,824	29,661,556

Net income (loss) per common share:
Basic	$0.29	$(1.35)
Diluted	$0.29	$(1.35)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	—	3,135,174
Transitional Share options	—	274,454

(1)Certain unvested LTIP RSUs represent participating securities because they participate in nonforfeitable dividends with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. These unvested LTIP RSUs do not participate in undistributed net losses as they are not contractually obligated to do so.

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
The Predecessor accounted for Non-Founder MIUs as liability-based awards until the respective holder had borne the risk of unit ownership, at which point the value of the liability was reclassified outside of permanent equity. While the awards were classified as liabilities, compensation expense was recorded through the vesting period, and changes in the estimated fair market value of the liability, were recorded in earnings. Once reclassified outside of permanent equity increases in the estimated fair market value of the award were recorded through members’ equity. During the three and six months ended June 30, 2022, the Predecessor recorded a decrease of $4.8 million and $7.0 million, respectively, through members’ equity to adjust the Non-Founder MIUs to fair market value.
A summary of the Predecessor’s activity related to Non-Founder MIUs for the three and six months ended June 30, 2022 is presented below:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2022		JUNE 30, 2022
Nonvested at period end	28,750		28,750
Granted during the period	—		—
Vested during the period	12,500		16,250
Forfeited during the period	—		—
Fair value of MIUs vested during the period	$0.7	million	$0.9	million

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
Total compensation cost (income) recognized in the statements of operations within Unit-based compensation for the three and six months ended June 30, 2022 is as follows:

	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED
(in thousands)	JUNE 30, 2022	JUNE 30, 2022
Common Unit Option Grant	$3,185	$4,053
Founder MIU Option Grant	12,629	17,540
Non-Founder MIUs	478	647
Total	$16,292	$22,240

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
Distributions
Distributions of funds associated with common units follow a prescribed framework, which is outlined in detail in the Company Agreement. In general, distributions were first allocated to those unitholders based on their allocable share, as defined in the Company Agreement. Each unitholder would then receive a distribution in accordance with the tiered waterfall, as defined in the Company Agreement. The Company declared $18 million and $36 million, respectively, of distributions on common units during the three and six months ended June 30, 2022.
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

	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED
(In thousands except unit and per unit amounts)	JUNE 30, 2022	JUNE 30, 2022
Common Units

Net income	$16,752	$9,595
less: income allocable to participating securities
In-substance options on common units (Common Unit Option Grant)	(423)	(243)
In-substance options on Founder MIUs (Founder MIU Option Grant)	—	—
Non-Founder MIUs classified as temporary equity	—	—
Non-Founder MIUs classified as liabilities	—	—
Net income (loss) attributable to common unitholders	16,329	9,352

Weighted Average Common Units Outstanding	450,000,000	450,000,000
less: Common Units accounted for as in-substance options	(11,375,000)	(11,375,000)
Weighted Average Common Units Outstanding	438,625,000	438,625,000

Basic and Diluted EPU	$0.04	$0.02

Temporary Equity Classified MIUs
Income allocable to Non-Founder MIUs classified as temporary equity	$—	$—
MIUs classified in temporary equity	233,750	233,750

Basic and Diluted EPU	$—	$—

Note 11—Income Taxes
For the three and six months ended June 30, 2023 the Company recorded income tax expense of $6.8 million and $47.2 million, respectively. The Company did not record any income tax expense for the three and six months ended June 30, 2022 because the entity was treated as a nontaxable partnership for income tax purposes for that period.
Our provision for income taxes for the three and six months ended June 30, 2023 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) deferred tax expense reflected as a discrete item related to the change in tax status of Vitesse Energy from a partnership to a corporation as part of the Spin-Off, (ii) §162(m) limitations on certain covered employee compensation, and (iii) state income taxes. Vitesse Energy's change in tax status resulted in the recording of a $44.1 million deferred tax liability and deferred tax expense for the tax-effected excess of the historical financial reporting basis over their tax basis on the date of the Spin-Off. In addition, the Company also recorded a $2.4 million deferred tax liability in connection with its acquisition of Vitesse Oil as part of the Spin-Off.
Note 12—Subsequent Events
On July 27, 2023, Vitesse’s Board of Directors declared a regular quarterly cash dividend for Vitesse’s common stock of $0.50 per share for stockholders of record as of September 15, 2023, which will be paid on September 29, 2023.
Other than the above disclosure or other subsequent events disclosed elsewhere in the notes to the financial statements, there were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our Condensed Consolidated Financial Statements and the notes thereto included under Part I – Financial Information. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the oil and natural gas industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled Part I. Item 1A Risk Factors and in this Quarterly Report on Form 10-Q in the sections entitled Part II, Item 1A Risk Factors and “Cautionary Statement Concerning Forward-Looking Statements.”
As further described in Note 1 – Nature of Business in Part I, Item 1 of this Quarterly Report, we completed the Spin-Off on January 13, 2023. The financial information presented herein is (i) for periods prior to January 13, 2023, that of our Predecessor, and (ii) for periods after January 13, 2023, that of Vitesse Energy, Inc. and its subsidiaries.
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets at attractive rates of return, while maintaining a strong balance sheet and distributing a meaningful and growing dividend to our stockholders. We invest in non-operated minority working and mineral interests in oil and natural gas properties with our core area of focus in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of June 30, 2023, we had a working interest in 5,507 gross (148.6 net) productive wells and 278 gross (8.5 net) wells that were being drilled or completed, and an additional 432 gross (11.0 net) wells that had been permitted for development by our operators. During the three and six months ended June 30, 2023, our average production was 11,359 Boe per day and 11,441 Boe per day, respectively with 67% of production from oil.
Our financial and operating performance for the three months ended June 30, 2023 included the following:
■Net income of $9.6 million.
■Total revenue of $51.6 million.
■Cash flows from operations of $39.0 million.
■Declared quarterly dividend of $0.50 per share to our common stockholders.
■Reduced outstanding indebtedness from $48.0 million at December 31, 2022 to $41.0 million at June 30, 2023.
■Increased our production by 16% over the same period in 2022.

Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our acquisition and divestiture strategy, as well as the decisions of our operators in conducting their operations. Prices for oil and natural gas can be highly volatile. For instance, the COVID-19 pandemic and efforts to mitigate the spread of the disease, combined with OPEC actions in early 2020, led to spot and future prices of oil and natural gas falling to historic lows during the second quarter of 2020 and remaining depressed through much of 2020. Our operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. Commodity prices, however, quickly reached pre-pandemic levels in the second half of 2021, and during 2022 increased further, in part as a result of the Russian invasion of Ukraine in combination with ongoing crude oil production limits from OPEC. On June 4, 2023, OPEC plus Russia and certain of its allies agreed to reduce their overall production targets by an additional 1.4 million Bbl per day beginning in January 2024. This cut is in addition to the reductions in production of approximately 1.66 million Bbl per day, announced on April 2, 2023, and 2 million Bbl per day, announced in October 2022. Further, Saudi Arabia announced a separate voluntary production cut for July 2023 of 1 million Bbl per day which, in July 2023, was subsequently extended into August 2023. Also in July 2023, Russia announced a separate voluntary production cut of 500,000 Bbl per day for August 2023. The ongoing conflict between Russia and Ukraine may have further global economic consequences, including disruptions of the global energy markets, inflation and supply chain constraints.
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
Principal Components of Our Cost Structure
Commodity price differentials. The price differential between our well head price for oil and the WTI benchmark price is primarily driven by the cost to transport oil via train, pipeline or truck to refineries. The price differential between our well head price for natural gas and the WTI benchmark price is primarily driven by BTU content along with gathering, processing and transportation costs.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. For the three and six months ended June 30, 2023 and 2022, general and administrative expenses included one-time costs related to the Spin-Off.
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
The price at which our oil production is sold typically reflects a discount to the WTI benchmark price. The price at which our natural gas production is sold may reflect either a discount or premium to the Henry Hub benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the WTI benchmark price during the three months ended June 30, 2023 was negative $3.78 per barrel, as compared to negative $3.22 per barrel during the three months ended June 30, 2022, primarily due to less favorable local market pricing as compared to the benchmark price. Our net realized gas price during the three months ended June 30, 2023 was $1.41 per Mcf, representing a 65% realization relative to average Henry Hub pricing, compared to a net realized gas price of $8.35 per Mcf during the three months ended June 30, 2022, representing a 111% realization relative to average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering, and transportation costs, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand.

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

	THREE MONTHS ENDED JUNE 30,
Average NYMEX Prices (1)	2023	2022
Oil (per Bbl)	$73.56	$108.52
Natural Gas (per MMBtu)	2.33	7.50

	SIX MONTHS ENDED JUNE 30,
Average NYMEX Prices (1)	2023	2022
Oil (per Bbl)	$74.77	$101.77
Natural Gas (per MMBtu)	2.54	6.04

(1)Based on average daily NYMEX closing prices.
The average second quarter 2023 WTI oil price was $73.56 per barrel or 32% lower than the average WTI price per barrel in the second quarter of 2022. Our settled derivatives increased our realized oil price per barrel by $2.28 in the second quarter of 2023 and decreased our realized oil price per barrel by $28.26 in the second quarter of 2022. Our average second quarter 2023 realized oil price per barrel after reflecting settled derivatives was $72.18 compared to $77.40 during the same period in 2022. The average second quarter 2023 NYMEX natural gas price was $2.33 per MMBtu, or 69% lower than the average NYMEX price per MMBtu in the second quarter of 2022. In the second quarter of 2023 and 2022, we had no natural gas derivatives in place and our realized price was $1.41 per Mcf as compared $8.35 per Mcf during the second quarter of 2022.
The average year-to-date 2023 WTI oil price was $74.77 per barrel or 27% lower than the 2022 average year-to-date WTI price per barrel. Our settled derivatives increased our 2023 year-to-date realized oil price per barrel by $1.68 and decreased our realized oil price per barrel by $24.67 during the same period in 2022. Our average 2023 year-to-date realized oil price per barrel after reflecting settled derivatives was $73.10 compared to $73.05 during the same period in 2022. The average 2023 year-to-date realized NYMEX natural gas price was $2.54 per MMBtu, or 58% lower than the average NYMEX price per MMBtu during the same period in 2022. Year-to-date 2023, we had no natural gas derivatives in place and our realized price was $2.53 per Mcf as compared to the same period in 2022 when our realized price was $7.89 per Mcf and $7.72 per Mcf before and after settled derivatives, respectively.
We employ a hedging program that mitigates the risk associated with fluctuations in commodity prices. For detailed information on our commodity hedging program, see Part I. Item 3 Quantitative and Qualitative Disclosures about Market Risk and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.

Results of Operations
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
The following table sets forth selected financial and operating data for the periods indicated.

	QUARTER ENDED JUNE 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2023	2022	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$48,733	$64,640	$(15,907)	(25%)
Natural gas	2,855	14,157	(11,302)	(80%)
Total revenue	$51,588	$78,797	$(27,209)	(35%)
Operating Expenses
Lease operating expense	$9,316	$7,661	$1,655	22%
Production taxes	4,919	6,866	(1,947)	(28%)
General and administrative	4,461	3,633	828	23%
Depletion, depreciation, amortization, and accretion	18,748	14,994	3,754	25%
Equity-based compensation	1,428	16,292	(14,864)	(91%)
Interest Expense	$1,115	$1,044	$71	7%
Commodity Derivative Gain (Loss), Net	$4,779	$(11,558)	$16,337	141%
Income Tax Expense	$6,812	$—	$6,812	100%
Production Data:
Oil (MBbls)	697	612	85	14%
Natural gas (MMcf)	2,018	1,696	322	19%
Combined volumes (MBoe)	1,034	894	140	16%
Daily combined volumes (Boe/d)	11,359	9,828	1,531	16%
Average Realized Prices before Hedging:
Oil (per Bbl)	$69.90	$105.66	$(35.76)	(34%)
Natural gas (per Mcf)	1.41	8.35	(6.94)	(83%)
Combined (per Boe)	49.91	88.10	(38.19)	(43%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$72.18	$77.40	$(5.22)	(7%)
Natural gas (per Mcf)	1.41	8.35	(6.94)	(83%)
Combined (per Boe)	51.45	68.78	(17.33)	(25%)
Average Costs (per Boe):
Lease operating	$9.01	$8.57	$0.44	5%
Production taxes	4.76	7.68	(2.92)	(38%)
General and administrative	4.32	4.06	0.26	6%
Depletion, depreciation, amortization, and accretion	18.14	16.76	1.38	8%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue decreased to $51.6 million for the three months ended June 30, 2023 from $78.8 million for the three months ended June 30, 2022. The decrease in oil and natural gas revenue was due to a 43% decrease in the average realized prices per Boe before hedging, which was partially offset by a 16% increase in production volumes for the three months ended June 30, 2023. The decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $34.2 million, while the increase in production volumes increased oil and natural gas revenue by approximately $7.0 million.
Our oil price differential to the weighted average WTI benchmark price during the three months ended June 30, 2023 was negative $3.78 per barrel, as compared to negative $3.22 per barrel during the three months ended June 30, 2022, primarily due to less favorable local market pricing as compared to the benchmark price. Our net realized gas price during the three months ended June 30, 2023 was $1.41 per Mcf, representing a 65% realization relative to weighted average Henry Hub pricing, compared to a net realized gas price of $8.35 per Mcf during the three months ended June 30, 2022, representing a 111% realization relative to weighted average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
The decreases in realized oil and gas prices was primarily due to lower benchmark commodity prices in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Lease Operating Expense. Lease operating expense increased to $9.01 per Boe for the three months ended June 30, 2023 from $8.57 per Boe for the three months ended June 30, 2022. The increase per Boe for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 was related to higher workover and service costs. The increased workover costs were responsible for approximately $0.36/Boe of the increase and should result in increased production when these wells return to production.
Production Tax Expense. Total production taxes decreased to $4.9 million for the three months ended June 30, 2023 from $6.9 million for the three months ended June 30, 2022. Production taxes are primarily based on oil revenue and gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.5% and 8.7% for the three months ended June 30, 2023 and 2022, respectively. The increase in the production tax rate for the three months ended June 30, 2023 was due to a higher ratio of oil revenue to total revenue, since oil revenue is taxed at a higher rate than gas revenue.
General and Administrative Expense. General and administrative expense increased to $4.5 million for the three months ended June 30, 2023 from $3.6 million for the three months ended June 30, 2022. General and administrative expense on a per Boe basis increased to $4.32 for the three months ended June 30, 2023 from $4.06 for the three months ended June 30, 2022.The increase in general and administrative expense per Boe was primarily due to higher costs associated with being a public company.
DD&A. DD&A increased to $18.7 million for the three months ended June 30, 2023 compared with $15.0 million for the three months ended June 30, 2022. The increase of $3.8 million, or 25% was the result of a 16% increase in production and a $1.38/Boe increase in the DD&A rate for the three months ended June 30, 2023 compared with the three months ended June 30, 2022. The higher DD&A rate was driven by lower reserves due to lower oil and gas prices in 2023. The increase in production accounted for a $2.6 million increase in DD&A expense while the increase in the DD&A rate accounted for a $1.2 million increase in DD&A expense.
For the three months ended June 30, 2023, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $17.98 per Boe compared with $16.65 per Boe for the three months ended June 30, 2022.
Equity-Based Compensation. The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including restricted stock units, performance units, stock options, stock appreciation rights, restricted stock, cash awards and other stock-based awards to employees, directors and consultants of the Company. Through June 30, 2023, the Company granted 3,153,122 restricted stock units to employees and directors at a weighted-average grant date fair value of $14.47 per share. For restricted stock units, the Company recognizes the grant date fair-value of stock-based compensation awards expected to vest over the requisite service period as stock-based compensation expense on a straight-line basis except when provisions are present that accelerate vesting. Equity-based compensation expense was $1.4 million for the three months ended June 30, 2023.
Unit-based compensation expense was previously recorded by our Predecessor for in-substance call options granted to the founding members of management which are classified as liabilities and recorded at estimated fair value at each period end. Unit-based compensation expense was also recognized for management incentive units granted to other employees which are classified as liabilities until the holder has borne the risk of unit ownership. Unit-based compensation expense was recorded as these units vested and expense or contra-expense was recognized as the estimated fair value of the liability changed with market conditions. Unit-based compensation expense was $16.3 million for the three months ended June 30, 2022 .
Interest Expense. Interest expense increased to $1.1 million for the three months ended June 30, 2023 from $1.0 million for the three months ended June 30, 2022. The increase for the three months ended June 30, 2023 was due to a higher SOFR interest rate in the three months ended June 30, 2023 despite the balance of debt outstanding declining to $41.0 million at June 30, 2023 from $84.0 million at June 30, 2022. The higher interest rate was due to increases to the federal funds rate by the Federal Reserve throughout 2022 and into the second quarter of 2023.
Commodity Derivative Gain (Loss), Net. The commodity derivative gain was $4.8 million for the three months ended June 30, 2023 compared with a loss of $11.6 million for the three months ended June 30, 2022. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	QUARTER ENDED JUNE 30,
(in thousands)	2023	2022
Realized gain (loss) on commodity derivatives (1)	$1,595	$(17,287)
Unrealized gain on commodity derivatives (1)	3,184	5,729
Total commodity derivative gain (loss)	$4,779	$(11,558)

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
In the three months ended June 30, 2023, approximately 50% of our oil volumes and none of our natural gas volumes were subject to financial hedges, which resulted in a realized gain on oil derivatives of $1.6 million. In the three months ended June 30, 2022, approximately 61% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $17.3 million.
At June 30, 2023, all of our derivative contracts are recorded at their fair value, which was a net asset of $9.7 million, an increase of $9.9 million from the $0.2 million net liability recorded as of December 31, 2022. The increase was primarily due to changes to forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense. In January 2023, the Predecessor was contributed into Vitesse resulting in a change in tax status. For the three months ended June 30, 2023, we recorded income tax expense of $6.8 million related to federal and state income taxes. The provision for income taxes for the three months ended June 30, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes. No income tax expense was recorded for the three months ended June 30, 2022 because the entity was treated as a nontaxable partnership for income tax purposes for that period.

Results of Operations
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
The following table sets forth selected financial and operating data for the periods indicated.

	SIX MONTHS ENDED JUNE 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2023	2022	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$99,219	$117,122	$(17,903)	(15%)
Natural gas	10,330	26,655	(16,325)	(61%)
Total revenue	$109,549	$143,777	$(34,228)	(24%)
Operating Expenses
Lease operating expense	$18,397	$14,159	$4,238	30%
Production taxes	10,174	11,976	(1,802)	(15%)
General and administrative	15,323	6,507	8,816	135%
Depletion, depreciation, amortization, and accretion	37,220	29,176	8,044	28%
Equity-based compensation	29,400	22,240	7,160	32%
Interest Expense	$2,295	$1,754	$541	31%
Commodity Derivative Gain (Loss), Net	$12,198	$(48,376)	$60,574	125%
Income Tax Expense	$47,183	$—	$47,183	100%
Production Data:
Oil (MBbls)	1,389	1,198	191	16%
Natural gas (MMcf)	4,089	3,378	711	21%
Combined volumes (MBoe)	2,071	1,762	309	18%
Daily combined volumes (Boe/d)	11,441	9,732	1,709	18%
Average Realized Prices before Hedging:
Oil (per Bbl)	$71.42	$97.72	$(26.30)	(27%)
Natural gas (per Mcf)	2.53	7.89	(5.36)	(68%)
Combined (per Boe)	52.90	81.62	(28.72)	(35%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$73.10	$73.05	$0.05	0%
Natural gas (per Mcf)	2.53	7.72	(5.19)	(67%)
Combined (per Boe)	54.03	64.50	(10.47)	(16%)
Average Costs (per Boe):
Lease operating	$8.88	$8.04	$0.84	10%
Production taxes	4.91	6.80	(1.89)	(28%)
General and administrative	7.40	3.69	3.71	101%
Depletion, depreciation, amortization, and accretion	17.97	16.56	1.41	9%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue decreased to $109.5 million for the six months ended June 30, 2023 from $143.8 million for the six months ended June 30, 2022. The decrease in oil and natural gas revenue was due to a 35% decrease in the average realized prices per Boe before hedging, which was partially offset by a 18% increase in production volumes for the six months ended June 30, 2023. The decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $50.6 million, while the increase in production volumes increased oil and natural gas revenue by approximately $16.4 million.
Our oil price differential to the weighted average WTI benchmark price during the six months ended June 30, 2023 was negative $3.45 per barrel, as compared to a negative $4.43 per barrel during the six months ended June 30, 2022, primarily due to favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the six months ended June 30, 2023 was $2.53 per Mcf, representing a 104% realization relative to weighted average Henry Hub pricing, compared to a net realized natural gas price of $7.89 per Mcf during the six months ended June 30, 2022, representing a 130% realization relative to weighted average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $8.88 per Boe for the six months ended June 30, 2023 from $8.04 per Boe for the six months ended June 30, 2022. The increase per Boe for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 was related to higher workover and service costs. The increased workover costs were responsible for approximately $0.42/Boe of the increase and should result in increased production when these wells return to production.
Production Tax Expense. Total production taxes decreased to $10.2 million for the six months ended June 30, 2023 from $12.0 million for the six months ended June 30, 2022. Production taxes are primarily based on oil revenue and gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.3% and 8.3% for the six months ended June 30, 2023 and 2022, respectively. The increase in the production tax rate for the six months ended June 30, 2023 was due to a higher ratio of oil revenue to total revenue, since oil revenue is taxed at a higher rate than gas revenue.
General and Administrative Expense. General and administrative expense increased to $15.3 million for the six months ended June 30, 2023 from $6.5 million for the six months ended June 30, 2022. General and administrative expense on a per Boe basis increased to $7.40 for the six months ended June 30, 2023 from $3.69 for the six months ended June 30, 2022. The increase in general and administrative expense was primarily due to $5.9 million more Spin-Off costs incurred during the six months ended June 30, 2023 compared to six months ended June 30, 2022. Excluding costs related to the Spin-Off, the per Boe rate for the six months ended June 30, 2023 and 2022 would have been $4.11 and $3.20, respectively. The increase in general and administrative expense per Boe, excluding the Spin-Off costs, was primarily due to higher costs associated with being a public company.
DD&A. DD&A increased to $37.2 million for the six months ended June 30, 2023 compared with $29.2 million for the six months ended June 30, 2022. The increase of $8.0 million, or 28%, was the result of a 18% increase in production and a $1.41/Boe increase in the DD&A rate for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The higher DD&A rate was driven by lower reserves due to lower oil and gas prices in 2023. The increase in production accounted for a $5.6 million increase in DD&A expense while the increase in the DD&A rate accounted for a $2.4 million increase in DD&A expense.
For the six months ended June 30, 2023, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $17.82 per Boe compared with $16.45 per Boe for the six months ended June 30, 2022.
Equity-Based Compensation. The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including restricted stock units, performance units, stock options, stock appreciation rights, restricted stock, cash awards and other stock-based awards to employees, directors and consultants of the Company. Through June 30, 2023, the Company granted 3,153,122 restricted stock units to employees and directors at a weighted-average grant date fair value of $14.47 per share. For restricted stock units, the Company recognizes the grant date fair-value of stock-based compensation awards expected to vest over the requisite service period as stock-based compensation expense on a straight-line basis except when provisions are present that accelerate vesting. Retirement vesting provisions in some of the awards resulted in 1,863,000 restricted stock units being expensed upon award. Equity-based compensation expense was $29.4 million for the six months ended June 30, 2023.
Unit-based compensation expense was previously recorded by our Predecessor for in-substance call options granted to the founding members of management which are classified as liabilities and recorded at estimated fair value at each period end. Unit-based compensation expense was also recognized for management incentive units granted to other employees which are classified as liabilities until the holder has borne the risk of unit ownership. Unit-based compensation expense was recorded as these units vested and expense or contra-expense was recognized as the estimated fair value of the liability changed with market conditions. Unit-based compensation expense was $22.2 million for the six months ended June 30, 2022.
Interest Expense. Interest expense increased to $2.3 million for the six months ended June 30, 2023 from $1.8 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was due to a higher SOFR interest rate in the six months ended June 30, 2023 despite the balance of debt outstanding declining to $41.0 million at June 30, 2023 from $84.0 million at June 30, 2022. The higher interest rate was due to increases to the federal funds rate by the Federal Reserve throughout 2022 and into the second quarter of 2023.
Commodity Derivative Gain (Loss), Net. The commodity derivative gain was $12.2 million for the six months ended June 30, 2023 compared with a loss of $48.4 million for the six months ended June 30, 2022. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2023	2022
Realized gain (loss) on commodity derivatives (1)	$2,338	$(30,154)
Unrealized gain (loss) on commodity derivatives (1)	9,860	(18,222)
Total commodity derivative gain (loss)	$12,198	$(48,376)

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
In the six months ended June 30, 2023, approximately 50% of our oil volumes and none of our natural gas volumes were subject to financial hedges, which resulted in a realized gain on oil derivatives of $2.3 million. In the six months ended June 30, 2022, approximately 61% of our oil volumes and 13% of our natural gas volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $29.6 million and a realized loss on natural gas derivatives of $0.6 million.
At June 30, 2023, all of our derivative contracts are recorded at their fair value, which was a net asset of $9.7 million, an increase of $9.9 million from the $0.2 million net liability recorded as of December 31, 2022. The increase was primarily due to changes to forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense. During the six months ended June 30, 2023, the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of a $44.1 million deferred tax liability related to the temporary difference between the tax and GAAP basis of the assets of the Predecessor and an offsetting charge to income tax expense. We recorded income tax expense of $3.1 million for the six months ended June 30, 2023 related to federal and state income taxes. The provision for income taxes for the six months ended June 30, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes. No income tax expense was recorded for the six months ended June 30, 2022 because the entity was treated as a nontaxable partnership for income tax purposes for that period.
Liquidity and Capital Resources
Overview. At June 30, 2023, we had $3.4 million of unrestricted cash on hand and $41.0 million of long-term debt. At December 31, 2022, we had $10.0 million of unrestricted cash on hand and $48.0 million of long-term debt. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand and availability under the Revolving Credit Facility and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
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
At June 30, 2023, we had a working capital deficit of $3.6 million, compared to a surplus of $17.7 million at December 31, 2022. Current assets decreased by $14.5 million while current liabilities increased by $6.7 million at June 30, 2023, compared to December 31, 2022. The decrease in current assets during the six months ended June 30, 2023 was primarily due to a decrease of $15.0 million in revenue receivable due to lower oil and natural gas revenue and the timing of revenue receipts from operators, and a decreased cash balance of $6.6 million, partially offset by an increase of $1.7 million in prepaid expenses and other current assets related to income tax prepaid and receivable items and an increase of $5.3 million in our current commodity derivative instruments due to the change in fair value. The change in current liabilities during the six months ended June 30, 2023 was mostly due to an increase of $10.2 million in accounts payable and accrued liabilities as a result of increased development activity and a decrease of $3.4 million in current derivative instrument liabilities as a result of forward oil price decreases at June 30, 2023.
Cash Flows. Our cash flows for the six months ended June 30, 2023 and 2022 are presented below:

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2023	2022
Cash flows provided by operating activities	$78,243	$57,526
Cash flows used in investing activities	$(43,284)	$(39,826)
Cash flows used in financing activities	$(41,606)	$(15,773)
Net increase (decrease) in cash	$(6,647)	$1,927

During the six months ended June 30, 2023, we generated $78.2 million of cash from operations, a 36% increase from the six months ended June 30, 2022. Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. See Part I, Item 3, “ Quantitative and Qualitative Disclosures about Market Risk.”
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we are required by certain debt covenants to partially mitigate through the use of commodity derivative contracts. As of June 30, 2023, we had oil swaps covering approximately 680,000 Bbls at a weighted average price of $77.95 per Bbl for remainder of calendar 2023 and oil swaps covering approximately 680,000 Bbls at a weighted average price of $76.00 per Bbl for calendar 2024. As of June 30, 2023, we had no natural gas derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the six months ended June 30, 2023 was $43.3 million compared to $39.8 million during the six months ended June 30, 2022. The $3.5 million increase was primarily related to increased development activity by our operators, partially offset by lower cash acquisitions. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties lags behind our development objectives. Our cash spending for acquisition activities was $4.2 million and $18.4 million, during the six months ended June 30, 2023 and 2022, respectively.
Cash used in financing activities was $41.6 million and $15.8 million during the six months ended June 30, 2023 and 2022, respectively. The cash used in financing activities during the six months ended June 30, 2023 was related to $12.0 million of net repayments under our Revolving Credit Facility and $29.0 million in dividends paid. During the six months ended June 30, 2022, we borrowed $16.0 million under our Prior Revolving Credit Facility, which was offset by $30.0 million in distributions to our equity holders.
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
See Note 5 (“Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.
Material Cash Requirements. Our material short-term cash requirements include payments under our short-term lease agreements, recurring payroll and benefits obligations for our employees, capital and operating expenditures, quarterly dividends to our stockholders, our share repurchase program and other working capital needs. As commodity prices improve, our working capital requirements may increase as we spend additional capital, increase and maintain production and pay settlements on our outstanding commodity derivative contracts.
Our long-term material cash requirements from currently known obligations include anticipated repayment of outstanding borrowings and interest payment obligations under our Revolving Credit Facility, settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of June 30, 2023, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $29.0 million during the six months ended June 30, 2023. While we believe that our future cash flows from operations can sustain the current level of dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash distributions to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will pay dividends or otherwise return capital to our stockholders in the future.
Capital Expenditures. For the six months ended June 30, 2023, total capital expenditures was $43.3 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.
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
Effects of Inflation and Pricing. The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel, which we have seen in the first half of 2023 compared to 2022. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Such changes can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. Despite these effects of inflation and pricing, we expect to continue generating significant amounts of free cash flow at current commodity price levels.
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
Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2023 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table summarizes our open crude oil swap contracts as of June 30, 2023, by fiscal quarter.

SETTLEMENT PERIOD	OIL (barrels)	WEIGHTED AVERAGE PRICE $
Swaps-Crude Oil
2023:
Q3	354,999	$78.25
Q4	324,998	$77.62
2024:
Q1	199,998	$76.06
Q2	180,000	$75.97
Q3	180,000	$75.97
Q4	120,000	$75.97

See Note 4 (“Fair Value Measurements”) and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements for further details regarding our commodity derivatives, including basis swap contracts for crude oil, which are not included in the foregoing tables.
Based upon our open commodity derivative positions at June 30, 2023, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $1.3 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our long-term debt is composed of borrowings that contain floating interest rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.2 million increase or decrease in interest expense for the six months ended June 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	—	$—	—	59.8	million
May 1, 2023 to May 31, 2023	—	—	—	59.8	million
June 1, 2023 to June 30, 2023	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

(1) In February 2023, our board of directors approved a Stock Repurchase Program authorizing the repurchase of up to $60 million of the Company’s common stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
10.1
First Amendment to Second Amended and Restated Credit Agreement dated as of May 2, 2023, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed May 8, 2023, File No. 001-41546
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	July 31, 2023
Robert W. Gerrity	(Principal Executive Officer)

/s/ David R. Macosko	Chief Financial Officer	July 31, 2023
David R. Macosko	(Principal Financial and Accounting Officer)