Form 10-Q
period 2023-09-30
Vitesse Energy, Inc.
filed 2023-11-01
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 28,787,378 shares of common stock as of October 27, 2023.

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
■natural disasters, adverse weather conditions, war (such as the recent conflict in Israel and the ongoing military conflict in Ukraine), financial or political instability, casualty losses and other matters beyond our control;
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
■“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
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
■“Securities Act” refers to Securities Act of 1933, as amended;
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except shares and units)	2023	2022
Assets
Current Assets
Cash	$1,747	$10,007
Revenue receivable	38,198	41,393
Commodity derivatives (Note 6)	—	2,112
Prepaid expenses and other current assets	1,550	841
Total current assets	41,495	54,353
Oil and Gas Properties-Using the successful efforts method of accounting (Note 2)
Proved oil and gas properties	1,135,849	985,751
Less accumulated DD&A and impairment	(438,714)	(382,974)
Total oil and gas properties	697,135	602,777
Other Property and Equipment—Net	166	114
Other Assets
Commodity derivatives (Note 6)	325	1,155
Other noncurrent assets	1,845	2,085
Total other assets	2,170	3,240
Total assets	$740,966	$660,484
Liabilities, Redeemable Units and Equity
Current Liabilities
Accounts payable	$24,466	$7,207
Accrued liabilities (Note 7)	52,656	25,849
Commodity derivatives (Note 6)	6,296	3,439
Other current liabilities	—	184
Total current liabilities	83,418	36,679
Long-term Liabilities
Revolving credit facility (Note 5)	56,000	48,000
Deferred tax liability (Note 11)	48,456	—
Asset retirement obligations	7,633	6,823
Other noncurrent liabilities	4,252	—
Total liabilities	$199,759	$91,502
Commitments and Contingencies (Note 9)
Predecessor Redeemable Management Incentive Units (Note 10)	—	4,559
Equity (Note 10)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at September 30, 2023	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 32,812,025 shares issued at September 30, 2023	328	—
Additional paid-in capital	582,372	—
Accumulated deficit	(41,493)	—
Predecessor members' equity-common units-450,000,000 units outstanding (Note 10)	—	564,423
Total equity	541,207	564,423
Total liabilities, redeemable units and equity	$740,966	$660,484

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands, except share and unit data)	2023	2022	2023	2022
Revenue
Oil	$53,293	$62,387	$152,512	$179,508
Natural gas	1,761	14,711	12,090	41,366
Total revenue	55,054	77,098	164,602	220,874
Operating Expenses
Lease operating expense	9,985	8,323	28,384	22,483
Production taxes	5,152	6,636	15,325	18,612
General and administrative	3,820	5,745	19,143	12,252
Depletion, depreciation, amortization, and accretion	19,013	17,777	56,233	46,953
Equity-based compensation (Note 10)	1,146	(17,329)	30,545	4,911
Total operating expenses	39,116	21,152	149,630	105,211
Operating Income	15,938	55,946	14,972	115,663
Other (Expense) Income
Commodity derivative gain (loss), net	(17,083)	31,037	(4,885)	(17,338)
Interest expense	(1,166)	(1,250)	(3,461)	(3,003)
Other income	49	6	99	12
Total other (expense) income	(18,200)	29,793	(8,247)	(20,329)

Income (Loss) Before Income Taxes	$(2,262)	$85,739	$6,725	$95,334

(Provision for) Benefit from Income Taxes	796	—	(46,386)	—

Net Income (Loss)	$(1,466)	$85,739	$(39,661)	$95,334
Net income attributable to Predecessor common unit holders	—	85,739	1,832	95,334
Net Income (Loss) Attributable to Vitesse Energy, Inc.	$(1,466)	$—	$(41,493)	$—

Weighted average common shares / Predecessor common unit outstanding – basic	29,659,763	438,625,000	29,660,924	438,625,000
Weighted average common shares / Predecessor common unit outstanding – diluted	29,659,763	438,625,000	29,660,924	438,625,000
Net income (loss) per common share / Predecessor common unit – basic	$(0.05)	$0.19	$(1.40)	$0.21
Net income (loss) per common share / Predecessor common unit – diluted	$(0.05)	$0.19	$(1.40)	$0.21
Net loss per Predecessor non-founder MIUs classified as temporary equity–basic and diluted		$—		$—

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2023	—	$—	—	$—	$—	$564,423	$—	$564,423
Net income (loss)	—	—	—	—	—	1,832	(49,647)	(47,815)
Issuance of common stock in exchange for Vitesse Energy, LLC	25,914,891	259	—	—	565,996	(566,255)	—	—
Issuance of common stock in exchange for Non-Founder MIU's	163,544	2	—	—	4,557	—	—	4,559
Acquisition of Vitesse Oil, LLC	2,120,312	21	—	—	30,607	—	—	30,628
Issuance of restricted stock units	3,136,456	31	—	—	(31)	—	—	—
Issuance of Transitional Plan awards	1,475,631	15	—	—	(15)	—	—	—
Equity-based compensation	—	—	—	—	27,972	—	—	27,972
Common stock dividends declared	—	—	—	—	(16,405)	—	—	(16,405)
Repurchase of common stock	(14,600)	—	—	—	(248)	—	—	(248)
Balance—March 31, 2023	32,796,234	$328	—	$—	$612,433	$—	$(49,647)	$563,114

Net income	—	—	—	—	—	—	9,620	9,620
Issuance of restricted stock units	16,666	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,428	—	—	1,428
Common stock dividends declared	—	—	—	—	(16,408)	—	—	(16,408)
Balance—June 30, 2023	32,812,900	$328	—	$—	$597,453	$—	$(40,027)	$557,754

Net loss	—	—	—	—	—	—	(1,466)	(1,466)
Issuance/forfeiture of restricted stock units	(875)	—	—	—	(120)	—	—	(120)
Equity-based compensation	—	—	—	—	1,447	—	—	1,447
Common stock dividends declared	—	—	—	—	(16,408)	—	—	(16,408)
Balance—September 30, 2023	32,812,025	$328	—	$—	$582,372	$—	$(41,493)	$541,207

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2022	—	$—	—	$—	$—	$480,074	$—	$480,074
Net loss	—	—	—	—	—	(7,157)	—	(7,157)
Distribution to common unit holders	—	—	—	—	—	(18,000)	—	(18,000)
Fair market value MIU adjustment (Note 10)	—	—	—	—	—	(2,169)	—	(2,169)
Balance—March 31, 2022	—	$—	$—	$—	$—	$452,748	$—	$452,748
Net income	—	—	—	—	—	16,752	—	16,752
Distribution to common unit holders	—	—	—	—	—	(18,000)	—	(18,000)
Fair market value MIU adjustment (Note 10)	—	—	—	—	—	(4,827)	—	(4,827)
Balance—June 30, 2022	—	$—	$—	$—	$—	$446,673	$—	$446,673
Net income	—	—	—	—	—	85,739	—	85,739
Fair market value MIU adjustment (Note 10)	—	—	—	—	—	5,400	—	5,400
Balance—September 30, 2022	—	$—	—	$—	$—	$537,812	$—	$537,812

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(39,661)	$95,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	56,233	46,953
Unrealized loss (gain) on derivative instruments	5,799	(23,942)
Equity-based compensation	30,545	4,911
Deferred income taxes	46,386	—
Amortization of debt issuance costs	486	341
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	5,907	(14,858)
Prepaid expenses and other current assets	(882)	(117)
Accounts payable	5,593	(449)
Accrued liabilities	(101)	1,945
Other	(2)	8
Net cash provided by Operating Activities	110,303	110,126
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(21,817)	(22,003)
Development of oil and gas properties	(55,511)	(39,653)
Purchase of property and equipment	(129)	(9)
Net cash used in Investing Activities	(77,457)	(61,665)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	32,000	16,000
Repayments of revolving credit facility	(24,000)	(28,000)
Repayments of Vitesse Oil revolving credit facility	(5,000)	—
Dividends/distributions paid	(43,479)	(36,000)
Repurchases of common stock	(248)	—
Debt issuance costs	(379)	(1,807)
Net cash used in Financing Activities	(41,106)	(49,807)
Net Increase (Decrease) in Cash	(8,260)	(1,346)
Cash—Beginning of period	10,007	5,356
Cash—End of period	$1,747	$4,010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,120	$2,738
Cash paid for income taxes	1,292	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$57,527	$18,556
Asset retirement obligations capitalized to oil and gas properties	392	—
Issuance of common stock to acquire Vitesse Oil	30,628	—
Unit-based compensation liability transferred to predecessor redeemable management incentive units	—	46

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
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit. As of September 30, 2023 and December 31, 2022, the Company held no cash equivalents.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. During the three and nine months ended September 30, 2023, the Company recorded depletion expense of $18.8 million and $55.7 million, respectively. The Company’s depletion rate per Boe for the three and nine months ended September 30, 2023 was $18.61 and $18.08, respectively. During the three and nine months ended September 30,

2022, the Company recorded depletion expense of $17.7 million, and $46.7 million, respectively. The Company’s depletion rate per Boe for the three and nine months ended September 30, 2022 was $17.21 and $16.73, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three and nine months ended September 30, 2023 and 2022.
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
Concentrations of Credit Risk
For the three and nine months ended September 30, 2023, three operators accounted for 49 percent and 48 percent, respectively, of oil and natural gas revenue.
For the three and nine months ended September 30, 2022, four operators accounted for 58 percent and 56 percent, respectively, of oil and natural gas revenue.
As of September 30, 2023 and December 31, 2022, two and four operators accounted for 45 percent and 65 percent, respectively, of oil and natural gas revenue receivable.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2023.
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
During the three months ended September 30, 2023, the Company purchased proved oil and gas properties and proved leaseholds for an aggregate purchase price of $17.6 million.
During the nine months ended September 30, 2023, the Company purchased proved oil and gas properties and proved leaseholds for an aggregate purchase price of $21.8 million. In addition, as part of the Spin-Off, $35.6 million of oil and gas properties and $5.0 million of net liabilities of Vitesse Oil were contributed in exchange for 2,120,312 shares of common stock of the Company for total consideration of $30.6 million.
During the three and nine months ended September 30, 2022, the Company purchased proved oil and gas properties and proved leaseholds for an aggregate purchase price of $3.6 million and $22.0 million, respectively.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three and nine months ended September 30, 2023 and 2022 were immaterial.
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
Recurring Fair Value Measurements
As of September 30, 2023, the Company’s derivative financial instruments are composed of commodity swaps. The fair value of the swap agreements is determined under the income valuation technique using a discounted cash flow model. The fair values of any options are determined under the income valuation technique using an option pricing model along with the stated amount of deferred premiums if applicable. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy (see Note 6).
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
Note 5—Revolving Credit Facility
Revolving Credit Facility
In connection with the Spin-Off in January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates the revolving credit facility of the Predecessor (the “Prior Revolving Credit Facility”). The

Predecessor, as predecessor borrower under the Predecessor Revolving Credit Facility, assigned the liens and existing rights, liabilities and obligations under the Prior Revolving Credit Facility to the Company pursuant to the Revolving Credit Facility. The Revolving Credit Facility will mature on April 29, 2026. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the borrowing base and (3) the maximum credit amount of $500.0 million. Our borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of our proved oil and natural gas reserves, as determined by the lenders in their discretion. As of September 30, 2023, the Company’s borrowing base was $245.0 million with an aggregate elected commitment of $170.0 million of which $56.0 million was outstanding.
At our option, borrowings under the Revolving Credit Facility bear interest at a rate unchanged from the Predecessor Revolving Credit Facility, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of September 30, 2023, the interest rate on the outstanding balance under the Revolving Credit Facility was 8.42%.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis: (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio (in each case, as defined in the Revolving Credit Facility) of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These financial covenants are consistent with the Predecessor Revolving Credit Facility. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at September 30, 2023.
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
The following table summarizes the location and fair value amounts of all commodity derivative instruments in the balance sheet as of September 30, 2023, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$498	$(498)	$—
Noncurrent derivative assets	645	(320)	325
Total	$1,143	$(818)	$325
Commodity derivative liabilities:
Current derivative liabilities	$6,794	$(498)	$6,296
Noncurrent derivative liabilities	320	(320)	—
Total	$7,114	$(818)	$6,296

The following table summarizes the location and fair value amounts of commodity derivative instruments in the balance sheet as of December 31, 2022, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$2,856	$(744)	$2,112
Noncurrent derivative assets	1,721	(566)	1,155
Total	$4,577	$(1,310)	$3,267
Commodity derivative liabilities:
Current derivative liabilities	$4,183	$(744)	$3,439
Noncurrent derivative liabilities	566	(566)	—
Total	$4,749	$(1,310)	$3,439

As of September 30, 2023, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE ROUNDED FIXED PRICE
WTI-NYMEX	Q4 2023	399,998	$79
WTI-NYMEX	Q1 2024	402,498	79
WTI-NYMEX	Q2 2024	382,500	79
WTI-NYMEX	Q3 2024	327,500	78
WTI-NYMEX	Q4 2024	262,500	79

Due to the volatility of oil prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period.
Most of the counterparties in the Company’s derivative instruments also participate in the Company’s Revolving Credit Facility; accordingly, the Company is not required to post collateral, as the counterparties have the right of offset for any derivative liabilities, and the Revolving Credit Facility is secured by the Company’s oil and gas assets. For further discussion related to the fair value of the Company’s derivatives, see Note 4.
Note 7—Accrued Liabilities
Accrued liabilities at September 30, 2023 and December 31, 2022 are summarized as follows:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2023	2022
Accrued capital expenditures	$40,400	$15,500
Accrued lease operating expenses, net	2,924	2,740
Accrued compensation	2,448	3,524
Accrued derivative settlements	1,323	189
Accrued dividends	1,308	—
Other accrued liabilities	4,253	1,068
Accrued spin related expenditures	—	2,828
Total	$52,656	$25,849

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
The Predecessor entered into an amended and restated services agreement (the “Services Agreement”) by and between the Predecessor, Vitesse Management, and Vitesse Oil on May 7, 2014. Per the Services Agreement, costs incurred by Vitesse Management was to be allocable between the Predecessor and Vitesse Oil initially at 50 percent each and adjusted automatically each quarter, such that the Predecessor’s share of allocable costs shall be the greater of 50 percent or the quotient of the total contributed capital to the Predecessor made by its members and the sum of the total contributed capital to the Predecessor and Vitesse Oil by their respective members. As such, the Predecessor incurred 90 percent of the Vitesse Management costs for the three and nine months ended September 30, 2022. The amount of costs reimbursed from Vitesse Oil to the Predecessor for management services was $0.2 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. The amount due to the Predecessor from Vitesse Oil as of September 30, 2022 was immaterial. Vitesse Oil was acquired as part of the Spin-Off and accordingly 100% of Vitesse Management costs were incurred by the Company subsequent to the Spin-Off.
On July 1, 2016, the Predecessor entered into a separate services agreement between Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During the three and nine months ended September 30, 2023, the Company recorded its net share of fees from JETX of $0.7 million and $2.0 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded its net share of fees from JETX of $0.6 million and $1.8 million, respectively. These fees are classified as a reduction to general and administrative expenses on the accompanying statements of operations.
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

Common Stock
During the nine months ended September 30, 2023 the following transactions related to our common stock occurred:
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
■the Transitional Equity Award Adjustment Plan (the “Transitional Plan”), as discussed further below, was implemented and resulted in the following issuances to current and former directors and employees of JFG:
◦286,729 restricted stock awards (included in issuance of common stock in exchange for Vitesse Energy, LLC on the Condensed Consolidated Statements of Equity), of which 56,218 were issued as common shares during the period;
◦1,475,631 restricted stock units, of which 603,249 were issued as common shares during the period;
■Predecessor MIUs granted to Predecessor employees other than the Predecessor’s two founders were exchanged for 163,544 shares of common stock;
■Vitesse Oil was contributed in exchange for 2,120,312 common shares;
■3,152,247 restricted stock units were issued to officers, directors and employees;
■14,600 shares of common stock were repurchased and retired as part of our Stock Repurchase Program, as discussed further below.
■Declared dividends of $49.2 million on common stock during the period.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. Under the LTIP, 3,960,000 shares were initially available to be awarded and as of September 30, 2023, there were 807,753 shares available to be granted.
The following is a summary of LTIP activity during the nine months ended September 30, 2023:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2023	—	$—
Granted	3,136,456	14.43
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	3,136,456	$14.43
Granted	16,666	22.57
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	3,153,122	$14.47
Granted	180,000	23.51
Vested	—	—
Forfeited	(180,875)	14.40
Outstanding at September 30, 2023	3,152,247	$14.99

For restricted stock units, the Company recognizes the grant date fair-value of awards over the requisite service period as stock-based compensation expense on a straight-line basis except when provisions are present that accelerate vesting. Restricted stock units are considered issued but not outstanding when granted. Accumulated accrued stock based compensation expense and any accrued dividends are reversed in the period when units are forfeited and the units are no longer considered issued.

During the three months ended September 30, 2023, the Company recognized $1.1 million of equity-based compensation expense relating to these restricted stock units.
During the nine months ended September 30, 2023, the Company recognized $30.5 million of equity-based compensation expense relating to these restricted stock units of which $26.8 million, or 1,863,000 restricted stock units, was for awards that had a retirement provision and were granted to retirement-eligible employees and therefore resulted in immediate recognition of expense.
As of September 30, 2023, there is $16.7 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through January 2027, over a weighted-average period of 2.78 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three and nine months ended September 30, 2023. The intrinsic option value of the options was $6.4 million at September 30, 2023 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, 1,475,631 restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three and nine months ended September 30, 2023, zero and 603,249 restricted stock units, respectively, were released as common stock or cashed out as fractional units.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three and nine months ended September 30, 2023, 5,474 and 56,218 restricted stock awards, respectively, were released as common stock.
The remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2023	207,276	—	207,276
2024	115,728	57,580	173,308
2025	93,580	17,262	110,842
2026	323,138	48,619	371,757
2027	837	54,269	55,106
Thereafter	131,823	52,781	184,604
Total	872,382	230,511	1,102,893

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
During the nine months ended September 30, 2023, the Company repurchased 14,600 shares for $0.2 million and the shares were subsequently retired.
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
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED	FOR THE NINE MONTHS ENDED
(in thousands except share and per share amounts)	SEPTEMBER 30, 2023	SEPTEMBER 30, 2023
Numerator for earnings per common share:
Net (loss) attributable to Vitesse Energy, Inc.	$(1,466)	$(41,493)
Allocation of earnings to participating securities(1)	—	—
Net (loss) attributable to common shareholders	$(1,466)	$(41,493)
Adjustment to allocation of earnings to participating securities related to diluted shares	—	—
Net (loss) attributable to common shareholders for diluted EPS	$(1,466)	$(41,493)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	28,787,381	28,725,204
Weighted average Transitional Share RSUs outstanding with no future service required	872,382	935,720
Denominator for basic earnings per common share	29,659,763	29,660,924
LTIP RSUs	—	—
Transitional Share options	—	—
Denominator for diluted earnings per common share	29,659,763	29,660,924

Net (loss) per common share:
Basic	$(0.05)	$(1.40)
Diluted	$(0.05)	$(1.40)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	3,150,871	3,140,707
Transitional Share options	278,380	278,380

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
The Predecessor accounted for Non-Founder MIUs as liability-based awards until the respective holder had borne the risk of unit ownership, at which point the value of the liability was reclassified outside of permanent equity. While the awards were classified as liabilities, compensation expense was recorded through the vesting period, and changes in the estimated fair market value of the liability, were recorded in earnings. Once reclassified outside of permanent equity increases in the estimated fair market value of the award were recorded through members’ equity. During the three and nine months ended September 30, 2022, the Predecessor recorded an increase of $5.4 million and a decrease of $1.6 million, respectively, through members’ equity to adjust the Non-Founder MIUs to fair market value.
A summary of the Predecessor’s activity related to Non-Founder MIUs for the three and nine months ended September 30, 2022 is presented below:

	FOR THE THREE MONTHS ENDED	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2022	SEPTEMBER 30, 2022
Nonvested at period end	28,750	28,750
Granted during the period	—	—
Vested during the period	—	16,250
Forfeited during the period	—	—
Fair value of MIUs vested during the period	$—	$0.5	million

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
Total compensation cost (income) recognized in the statements of operations within Unit-based compensation for the three and nine months ended September 30, 2022 is as follows:

	FOR THE THREE MONTHS ENDED	FOR THE NINE MONTHS ENDED
(in thousands)	SEPTEMBER 30, 2022	SEPTEMBER 30, 2022
Common Unit Option Grant	$(2,943)	$1,110
Founder MIU Option Grant	(14,101)	3,439
Non-Founder MIUs	(285)	362
Total	$(17,329)	$4,911

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
Distributions
Distributions of funds associated with common units follow a prescribed framework, which is outlined in detail in the Company Agreement. In general, distributions were first allocated to those unitholders based on their allocable share, as defined in the Company Agreement. Each unitholder would then receive a distribution in accordance with the tiered waterfall, as defined in the Company Agreement. The Company declared zero and $36 million of distributions on common units during the three and nine months ended September 30, 2022, respectively.
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

	FOR THE THREE MONTHS ENDED	FOR THE NINE MONTHS ENDED
(In thousands except unit and per unit amounts)	SEPTEMBER 30, 2022	SEPTEMBER 30, 2022
Common Units

Net income	$85,739	$95,334
less: income allocable to participating securities
In-substance options on common units (Common Unit Option Grant)	(2,167)	(2,410)
In-substance options on Founder MIUs (Founder MIU Option Grant)	—	—
Non-Founder MIUs classified as temporary equity	—	—
Non-Founder MIUs classified as liabilities	—	—
Net income attributable to common unitholders	83,572	92,924

Weighted Average Common Units Outstanding	450,000,000	450,000,000
less: Common Units accounted for as in-substance options	(11,375,000)	(11,375,000)
Weighted Average Common Units Outstanding	438,625,000	438,625,000

Basic and Diluted EPU	$0.19	$0.21

Temporary Equity Classified MIUs
Income allocable to Non-Founder MIUs classified as temporary equity	$—	$—
MIUs classified in temporary equity	237,500	237,500

Basic and Diluted EPU	$—	$—

Note 11—Income Taxes
For the three and nine months ended September 30, 2023 the Company recorded income tax benefit of $0.8 million and expense of $46.4 million, respectively. The Company did not record any income tax expense for the three and nine months ended September 30, 2022 because the entity was treated as a nontaxable partnership for income tax purposes for that period.
Our provision for income taxes for the three and nine months ended September 30, 2023 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) deferred tax expense reflected as a discrete item related to the change in tax status of Vitesse Energy from a partnership to a corporation as part of the Spin-Off, (ii) §162(m) limitations on certain covered employee compensation, and (iii) state income taxes. Vitesse Energy's change in tax status resulted in the recording of a $44.1 million deferred tax liability and deferred tax expense for the tax-effected excess of the historical financial reporting basis over their tax basis on the date of the Spin-Off. In addition, the Company also recorded a $2.4 million deferred tax liability in connection with its acquisition of Vitesse Oil as part of the Spin-Off.
Note 12—Subsequent Events
On October 31, 2023, Vitesse’s Board of Directors declared a regular quarterly cash dividend for Vitesse’s common stock of $0.50 per share for stockholders of record as of December 15, 2023, which will be paid on December 29, 2023.
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
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets at attractive rates of return, while maintaining a strong balance sheet and distributing a meaningful and growing dividend to our stockholders. We invest in non-operated minority working and mineral interests in oil and natural gas properties with our core area of focus in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of September 30, 2023, we had a working interest in 5,642 gross (155.4 net) productive wells and 263 gross (7.7 net) wells that were being drilled or completed, and an additional 389 gross (10.0 net) wells that had been permitted for development by our operators. During the three and nine months ended September 30, 2023, our average production was 11,009 Boe per day and 11,295 Boe per day, respectively, with 67% of production from oil.
Our financial and operating performance for the three months ended September 30, 2023 included the following:
■Declared quarterly dividend of $0.50 per share to our common stockholders.
■Total revenue of $55.1 million.
■Net loss of $1.5 million.
■Cash flows from operations of $32.1 million.
■Invested $34.1 million in capital development and acquisitions.
■Total debt increased to $56.0 million at September 30, 2023.
■Oil and gas production remained consistent at approximately 11,000 Boe per day.

Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our acquisition and divestiture strategy, as well as the decisions of our operators in conducting their operations. Prices for oil and natural gas can be highly volatile. For instance, the COVID-19 pandemic and efforts to mitigate the spread of the disease, combined with OPEC actions in early 2020, led to spot and future prices of oil and natural gas falling to historic lows during the second quarter of 2020 and remaining depressed through much of 2020. Oil and gas operators responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. Commodity prices, however, quickly reached pre-pandemic levels in the second half of 2021, and during 2022 increased further, in part as a result of the Russian invasion of Ukraine in combination with ongoing crude oil production limits from OPEC. On June 4, 2023, OPEC plus Russia and certain of its allies agreed to reduce their overall production targets by an additional 1.4 million Bbl per day beginning in January 2024. This cut is in addition to the reductions in production of approximately 1.66 million Bbl per day, announced on April 2, 2023, and 2 million Bbl per day, announced in October 2022. Further, Saudi Arabia and Russia extended separate voluntary production cuts, previously announced, through the end of 2023 of 1.3 million Bbl per day. In addition, in October 2023, an ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region led to significant armed hostilities. While the impact of this event remains uncertain, such conflict and the ongoing conflicts between Russia and Ukraine, and in the Middle East may have further global economic consequences, including disruptions of the global energy markets, inflation and supply chain constraints.
As a result of such commodity price volatility, which we expect to continue throughout 2023 and 2024, our earnings and operating cash flows can vary substantially, and are subject to external factors over which we have no control. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s future planned repurchases (or additional possible releases) of oil from the strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC countries, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts (including invasion), civil unrest, pandemic or political uncertainty. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts the decision of our operators to drill and extract resources. Despite such commodity price volatility, we expect that our cash flow from operations and borrowing availability under our Revolving Credit Facility will allow us to meet our liquidity needs for the next twelve months.
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
Lease operating expenses. Lease operating expenses are costs incurred to bring oil and natural gas out of the ground and to maintain our producing properties. Such costs include field personnel compensation, saltwater disposal, utilities, maintenance, repairs and servicing expenses related to our oil and natural gas properties. We do not have direct control over these costs as a non-operator.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll, equity compensation and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. For the nine months ended September 30, 2023 and 2022, general and administrative expenses included one-time costs related to the Spin-Off.
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
■the prices received, driven by the supply and demand for oil, natural gas and NGLs;
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

Market Conditions
The price of oil can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market, particularly in the Williston Basin where a substantial majority of our revenues are derived. Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region.
The price at which our oil production is sold typically reflects a discount to the WTI benchmark price. The price at which our natural gas production is sold may reflect either a discount or premium to the Henry Hub benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the weighted average WTI benchmark price during the three months ended September 30, 2023 was negative $4.30 per barrel, as compared to negative $1.84 per barrel during the three months ended September 30, 2022, primarily due to less favorable local market pricing, including gathering and transportation costs, as compared to the benchmark price. Our net realized gas price during the three months ended September 30, 2023 was $0.88 per Mcf, representing a 34% realization relative to average Henry Hub pricing, compared to a net realized gas price of $7.42 per Mcf during the three months ended September 30, 2022, representing a 93% realization relative to average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
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

	THREE MONTHS ENDED SEPTEMBER 30,
Average NYMEX Prices (1)	2023	2022
WTI Oil (per Bbl)	$82.22	$91.43
NYMEX Natural Gas (per MMBtu)	2.66	7.95

	NINE MONTHS ENDED SEPTEMBER 30,
Average NYMEX Prices (1)	2023	2022
WTI Oil (per Bbl)	$77.28	$98.25
NYMEX Natural Gas (per MMBtu)	2.58	6.69

(1)Based on average daily NYMEX closing prices.
The average third quarter 2023 WTI oil price was $82.22 per barrel or 10% lower than the average WTI price per barrel in the third quarter of 2022. Our settled derivatives decreased our realized oil price per barrel by $2.10 in the third quarter of 2023 and decreased our realized oil price per barrel by $15.97 in the third quarter of 2022. Our average third quarter 2023 realized oil price per barrel after reflecting settled derivatives was $76.35 compared to $73.54 during the same period in 2022. The average third quarter 2023 NYMEX natural gas price was $2.66 per MMBtu, or 67% lower than the average NYMEX price per MMBtu in the third quarter of 2022. In the third quarter of 2023 and 2022, we had no natural gas derivatives in place. Our realized price was $0.88 per Mcf in the third quarter of 2023 as compared $7.42 per Mcf during the third quarter of 2022.
The average year-to-date 2023 WTI oil price was $77.28 per barrel or 21% lower than the 2022 average year-to-date WTI price per barrel. Our settled derivatives increased our 2023 year-to-date realized oil price per barrel by $0.45 and decreased our realized oil price per barrel by $21.47 during the same period in 2022. Our average 2023 year-to-date realized oil price per barrel after reflecting settled derivatives was $74.17 compared to $73.23 during the same period in 2022. The average 2023 year-to-date realized NYMEX natural gas price was $2.58 per MMBtu, or 61% lower than the average NYMEX price per MMBtu during the same period in 2022. Year-to-date 2023, we had no natural gas derivatives in place and our realized price was $1.99 per Mcf as compared to the same period in 2022 when our realized price was $7.72 per Mcf and $7.61 per Mcf before and after settled derivatives, respectively.
We employ a hedging program that mitigates the risk associated with fluctuations in commodity prices. For detailed information on our commodity hedging program, see Part I. Item 3 Quantitative and Qualitative Disclosures about Market Risk and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.

Results of Operations
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
The following table sets forth selected financial and operating data for the periods indicated.

	QUARTER ENDED SEPTEMBER 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2023	2022	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$53,293	$62,387	$(9,094)	(15%)
Natural gas	1,761	14,711	(12,950)	(88%)
Total revenue	$55,054	$77,098	$(22,044)	(29%)
Operating Expenses
Lease operating expense	$9,985	$8,323	$1,662	20%
Production taxes	5,152	6,636	(1,484)	(22%)
General and administrative	3,820	5,745	(1,925)	(34%)
Depletion, depreciation, amortization, and accretion	19,013	17,777	1,236	7%
Equity-based compensation	1,146	(17,329)	18,475	107%
Interest Expense	$1,166	$1,250	$(84)	(7%)
Commodity Derivative Gain (Loss), Net	$(17,083)	$31,037	$(48,120)	(155%)
Income Tax Benefit	$(796)	$—	$(796)	100%
Production Data:
Oil (MBbls)	679	697	(18)	(3%)
Natural gas (MMcf)	2,001	1,981	20	1%
Combined volumes (MBoe)	1,013	1,027	(14)	(1%)
Daily combined volumes (Boe/d)	11,009	11,166	(157)	(1%)
Average Realized Prices before Hedging:
Oil (per Bbl)	$78.45	$89.51	$(11.06)	(12%)
Natural gas (per Mcf)	0.88	7.42	(6.54)	(88%)
Combined (per Boe)	54.36	75.05	(20.69)	(28%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$76.35	$73.54	$2.81	4%
Natural gas (per Mcf)	0.88	7.42	(6.54)	(88%)
Combined (per Boe)	52.95	64.22	(11.27)	(18%)
Average Costs (per Boe):
Lease operating	$9.86	$8.10	$1.76	22%
Production taxes	5.09	6.46	(1.37)	(21%)
General and administrative	3.77	5.59	(1.82)	(33%)
Depletion, depreciation, amortization, and accretion	18.77	17.31	1.46	8%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue decreased to $55.1 million for the three months ended September 30, 2023 from $77.1 million for the three months ended September 30, 2022. The decrease in oil and natural gas revenue was due to a 28% decrease in the average realized prices per Boe before hedging and a 1% decrease in production volumes for the three months ended September 30, 2023. The decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $21.2 million, while the decrease in production volumes decreased oil and natural gas revenue by approximately $0.8 million.
Our oil price differential to the weighted average WTI benchmark price during the three months ended September 30, 2023 was negative $4.30 per barrel, as compared to negative $1.84 per barrel during the three months ended September 30, 2022, primarily due to less favorable local market pricing as compared to the benchmark price. Our net realized gas price during the three months ended September 30, 2023 was $0.88 per Mcf, representing a 34% realization relative to weighted average Henry Hub pricing, compared to a net realized gas price of $7.42 per Mcf during the three months ended September 30, 2022, representing a 93% realization relative to weighted average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
The decreases in realized oil and gas prices was primarily due to lower benchmark commodity prices in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Lease Operating Expense. Lease operating expense increased to $9.86 per Boe for the three months ended September 30, 2023 from $8.10 per Boe for the three months ended September 30, 2022. The increase per Boe for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 was related to increased workover operations and higher service costs. The increased workover costs were responsible for approximately $1.10/Boe of the increase and should result in increased production when these wells return to production.
Production Tax Expense. Total production taxes decreased to $5.2 million for the three months ended September 30, 2023 from $6.6 million for the three months ended September 30, 2022. Production taxes are primarily based on oil revenue and gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.4% and 8.6% for the three months ended September 30, 2023 and 2022, respectively. The increase in the production tax rate for the three months ended September 30, 2023 was primarily due to a higher ratio of oil revenue to total revenue, since oil revenue is taxed at a higher rate than gas revenue.
General and Administrative Expense. General and administrative expense decreased to $3.8 million for the three months ended September 30, 2023 from $5.7 million for the three months ended September 30, 2022. General and administrative expense on a per Boe basis decreased to $3.77 for the three months ended September 30, 2023 from $5.59 for the three months ended September 30, 2022. The decrease in general and administrative expense per Boe was primarily due to $2.7 million, or $2.67 per Boe, in Spin-Off costs incurred during the three months ended September 30, 2022 compared to none during the three months ended September 30, 2023. Excluding the impact of the Spin-Off related costs, general and administrative expense increased by $0.8 million due to higher costs associated with being a public company.
DD&A. DD&A increased to $19.0 million for the three months ended September 30, 2023 compared with $17.8 million for the three months ended September 30, 2022. The increase of $1.2 million, or 7% was the result of a $1.46/Boe increase in the DD&A rate for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, partially offset by a 1% decrease in production. The higher DD&A rate was driven by lower reserves due to lower oil and gas prices in 2023 and increased capital expenditures. The decrease in production accounted for a $0.3 million decrease in DD&A expense while the increase in the DD&A rate accounted for a $1.5 million increase in DD&A expense.
For the three months ended September 30, 2023, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $18.61 per Boe compared with $17.21 per Boe for the three months ended September 30, 2022.
Equity-Based Compensation. The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including restricted stock units, performance units, stock options, stock appreciation rights, restricted stock, cash awards and other stock-based awards to employees, directors and consultants of the Company. Through September 30, 2023, the Company granted 3,152,247 restricted stock units, net of forfeitures, to employees and directors at a weighted-average grant date fair value of $14.99 per share. For restricted stock units, the Company recognizes the grant date fair-value of stock-based compensation awards expected to vest over the requisite service period as stock-based compensation expense on a straight-line basis except when provisions are present that accelerate vesting. Equity-based compensation expense was $1.1 million for the three months ended September 30, 2023.
Unit-based compensation expense was previously recorded by our Predecessor for in-substance call options granted to the founding members of management which are classified as liabilities and recorded at estimated fair value at each period end. Unit-based compensation expense was also recognized for management incentive units granted to other employees which are classified as liabilities until the holder has borne the risk of unit ownership. Unit-based compensation expense was recorded as these units vested and expense or contra-expense was recognized as the estimated fair value of the liability changed with market conditions. Unit-based compensation expense was negative $17.3 million for the three months ended September 30, 2022.
Interest Expense. Interest expense declined $0.1 million for the three months ended September 30, 2023. The 7% decrease in interest expense related to a $40 million average debt balance during the three months ended September 30, 2023 compared to $75 million during the three months ended September 30, 2022. This was offset by a higher SOFR interest rate during the three months ended September 30, 2023. The higher interest rate was due to increases to the federal funds rate by the Federal Reserve throughout 2022 and into the third quarter of 2023.

Commodity Derivative Gain (Loss), Net. The commodity derivative loss was $17.1 million for the three months ended September 30, 2023 compared with a gain of $31.0 million for the three months ended September 30, 2022. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	QUARTER ENDED SEPTEMBER 30,
(in thousands)	2023	2022
Realized (loss) on commodity derivatives (1)	$(1,424)	$(11,128)
Unrealized (loss) gain on commodity derivatives (1)	(15,659)	42,165
Total commodity derivative gain (loss)	$(17,083)	$31,037

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
In the three months ended September 30, 2023, approximately 52% of our oil volumes and none of our natural gas volumes were subject to financial hedges, which resulted in a realized loss on oil derivatives of $1.4 million as benchmark prices exceeded our hedge prices. In the three months ended September 30, 2022, approximately 50% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $11.1 million.
At September 30, 2023, all of our derivative contracts were recorded at their fair value, which was a net liability of $6.0 million, an increase of $5.8 million from the $0.2 million net liability recorded as of December 31, 2022. The increase was primarily due to changes to forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense. In January 2023, the Predecessor was contributed into Vitesse resulting in a change in tax status. For the three months ended September 30, 2023, we recorded an income tax benefit of $0.8 million related to federal and state income taxes. The provision for income taxes for the three months ended September 30, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes. No income tax expense was recorded for the three months ended September 30, 2022 because the entity was treated as a nontaxable partnership for income tax purposes for that period.

Results of Operations
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
The following table sets forth selected financial and operating data for the periods indicated.

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2023	2022	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$152,512	$179,508	$(26,996)	(15%)
Natural gas	12,090	41,366	(29,276)	(71%)
Total revenue	$164,602	$220,874	$(56,272)	(25%)
Operating Expenses
Lease operating expense	$28,384	$22,483	$5,901	26%
Production taxes	15,325	18,612	(3,287)	(18%)
General and administrative	19,143	12,252	6,891	56%
Depletion, depreciation, amortization, and accretion	56,233	46,953	9,280	20%
Equity-based compensation	30,545	4,911	25,634	522%
Interest Expense	$3,461	$3,003	$458	15%
Commodity Derivative (Loss), Net	$(4,885)	$(17,338)	$12,453	72%
Income Tax Expense	$46,386	$—	$46,386	100%
Production Data:
Oil (MBbls)	2,069	1,896	173	9%
Natural gas (MMcf)	6,089	5,360	729	14%
Combined volumes (MBoe)	3,084	2,789	295	11%
Daily combined volumes (Boe/d)	11,295	10,215	1,080	11%
Average Realized Prices before Hedging:
Oil (per Bbl)	$73.72	$94.70	$(20.98)	(22%)
Natural gas (per Mcf)	1.99	7.72	(5.73)	(74%)
Combined (per Boe)	53.38	79.20	(25.82)	(33%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$74.17	$73.23	$0.94	1%
Natural gas (per Mcf)	1.99	7.61	(5.62)	(74%)
Combined (per Boe)	53.68	64.40	(10.72)	(17%)
Average Costs (per Boe):
Lease operating	$9.20	$8.06	$1.14	14%
Production taxes	4.97	6.67	(1.70)	(25%)
General and administrative	6.21	4.39	1.82	41%
Depletion, depreciation, amortization, and accretion	18.24	16.84	1.40	8%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue decreased to $164.6 million for the nine months ended September 30, 2023 from $220.9 million for the nine months ended September 30, 2022. The decrease in oil and natural gas revenue was due to a 33% decrease in the average realized prices per Boe before hedging, which was partially offset by an 11% increase in production volumes for the nine months ended September 30, 2023. The decrease in average realized prices per Boe decreased oil and natural gas revenue by approximately $72.0 million, while the increase in production volumes increased oil and natural gas revenue by approximately $15.7 million.
Our oil price differential to the weighted average WTI benchmark price during the nine months ended September 30, 2023 was negative $3.74 per barrel, as compared to a negative $3.48 per barrel during the nine months ended September 30, 2022, primarily due to less favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the nine months ended September 30, 2023 was $1.99 per Mcf, representing a 80% realization relative to weighted average Henry Hub pricing, compared to a net realized natural gas price of $7.72 per Mcf during the nine months ended September 30, 2022, representing a 113% realization relative to weighted average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
The decreases in realized oil and gas prices were primarily due to lower benchmark commodity prices in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Lease Operating Expense. Lease operating expense increased to $9.20 per Boe for the nine months ended September 30, 2023 from $8.06 per Boe for the nine months ended September 30, 2022. The increase per Boe for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 was related to increased workover operations and higher service costs. The increased workover costs were responsible for approximately $0.64/Boe of the increase and should result in increased production when these wells return to production.
Production Tax Expense. Total production taxes decreased to $15.3 million for the nine months ended September 30, 2023 from $18.6 million for the nine months ended September 30, 2022. Production taxes are primarily based on oil revenue and gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.3% and 8.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the production tax rate for the nine months ended September 30, 2023 was due to a higher ratio of oil revenue to total revenue, since oil revenue is taxed at a higher rate than gas revenue.
General and Administrative Expense. General and administrative expense increased to $19.1 million for the nine months ended September 30, 2023 from $12.3 million for the nine months ended September 30, 2022. General and administrative expense on a per Boe basis increased to $6.21 for the nine months ended September 30, 2023 from $4.39 for the nine months ended September 30, 2022. The increase in general and administrative expense was primarily due to $3.2 million more Spin-Off costs incurred during the nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Excluding costs related to the Spin-Off, the per Boe rate for the nine months ended September 30, 2023 and 2022 would have been $4.00 and $3.10, respectively. The increase in general and administrative expense per Boe, excluding the Spin-Off costs, was primarily due to higher costs associated with being a public company.
DD&A. DD&A increased to $56.2 million for the nine months ended September 30, 2023 compared with $47.0 million for the nine months ended September 30, 2022. The increase of $9.3 million, or 20%, was the result of an 11% increase in production and a $1.40/Boe increase in the DD&A rate for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The higher DD&A rate was primarily driven by lower reserves due to lower oil and gas prices in 2023. The increase in production accounted for a $5.4 million increase in DD&A expense while the increase in the DD&A rate accounted for a $3.9 million increase in DD&A expense.
For the nine months ended September 30, 2023, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $18.08 per Boe compared with $16.73 per Boe for the nine months ended September 30, 2022.
Equity-Based Compensation. The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including restricted stock units, performance units, stock options, stock appreciation rights, restricted stock, cash awards and other stock-based awards to employees, directors and consultants of the Company. Through September 30, 2023, the Company granted 3,152,247 restricted stock units, net of forfeitures, to employees and directors at a weighted-average grant date fair value of $14.99 per share. For restricted stock units, the Company recognizes the grant date fair-value of stock-based compensation awards expected to vest over the requisite service period as stock-based compensation expense on a straight-line basis except when provisions are present that accelerate vesting. Retirement vesting provisions in some of the awards resulted in 1,863,000 restricted stock units being expensed upon award. Equity-based compensation expense was $30.5 million for the nine months ended September 30, 2023.
Unit-based compensation expense was previously recorded by our Predecessor for in-substance call options granted to the founding members of management which are classified as liabilities and recorded at estimated fair value at each period end. Unit-based compensation expense was also recognized for management incentive units granted to other employees which are classified as liabilities until the holder has borne the risk of unit ownership. Unit-based compensation expense was recorded as these units vested and expense or contra-expense was recognized as the estimated fair value of the liability changed with market conditions. Unit-based compensation expense was $4.9 million for the nine months ended September 30, 2022.
Interest Expense. Interest expense increased to $3.5 million for the nine months ended September 30, 2023 from $3.0 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was due to a higher SOFR interest rate in the nine months ended September 30, 2023 despite the average debt outstanding declining to approximately

$42 million during the nine months ended September 30, 2023 from approximately $75 million during the nine months ended September 30, 2022. The higher interest rate was due to increases to the federal funds rate by the Federal Reserve throughout 2022 and into the third quarter of 2023.
Commodity Derivative (Loss), Net. The commodity derivative loss was $4.9 million for the nine months ended September 30, 2023 compared with a loss of $17.3 million for the nine months ended September 30, 2022. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022
Realized gain (loss) on commodity derivatives (1)	$914	$(41,280)
Unrealized gain (loss) on commodity derivatives (1)	(5,799)	23,942
Total commodity derivative gain (loss)	$(4,885)	$(17,338)

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
In the nine months ended September 30, 2023, approximately 51% of our oil volumes and none of our natural gas volumes were subject to financial hedges, which resulted in a realized gain on oil derivatives of $0.9 million. In the nine months ended September 30, 2022, approximately 57% of our oil volumes and 8% of our natural gas volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $40.7 million and a realized loss on natural gas derivatives of $0.6 million.
At September 30, 2023, all of our derivative contracts were recorded at their fair value, which was a net liability of $6.0 million, an increase of $5.8 million from the $0.2 million net liability recorded as of December 31, 2022. The increase was primarily due to changes to forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense. During the nine months ended September 30, 2023, the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of a $44.1 million deferred tax liability related to the temporary difference between the tax and GAAP basis of the assets of the Predecessor and an offsetting charge to income tax expense. We recorded income tax expense of $2.3 million for the nine months ended September 30, 2023 related to federal and state income taxes. The provision for income taxes for the nine months ended September 30, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes. No income tax expense was recorded for the nine months ended September 30, 2022 because the entity was treated as a nontaxable partnership for income tax purposes for that period.
Liquidity and Capital Resources
Overview. At September 30, 2023, we had $1.7 million of unrestricted cash on hand and $56.0 million of long-term debt. At December 31, 2022, we had $10.0 million of unrestricted cash on hand and $48.0 million of long-term debt. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand and availability under the Revolving Credit Facility and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
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
At September 30, 2023, we had a working capital deficit of $41.9 million, compared to a surplus of $17.7 million at December 31, 2022. Current assets decreased by $12.9 million while current liabilities increased by $46.7 million at September 30, 2023, compared to December 31, 2022. The decrease in current assets during the nine months ended September 30, 2023 was due to a decrease in our cash balance of $8.3 million, a decrease of $3.2 million in revenue receivable due to lower oil and natural gas revenue and the timing of revenue receipts from operators and a $2.1 million decrease in our current commodity derivative instruments due to the change in fair value that was partially offset by an increase of $0.7 million in prepaid expenses and other current assets related to prepaid income tax. The change in current liabilities during the nine months ended September 30, 2023 was mostly due to an increase of $44.1 million in accounts payable and accrued liabilities as a result of increased development activity and an increase of $2.9 million in current commodity derivative instrument liabilities as a result of forward oil price increases at September 30, 2023.
Cash Flows. Our cash flows for the nine months ended September 30, 2023 and 2022 are presented below:

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022
Cash flows provided by operating activities	$110,303	$110,126
Cash flows used in investing activities	$(77,457)	$(61,665)
Cash flows used in financing activities	$(41,106)	$(49,807)
Net increase (decrease) in cash	$(8,260)	$(1,346)

During the nine months ended September 30, 2023, we generated $110.3 million of cash from operations, a nominal increase from the nine months ended September 30, 2022. Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. See Part I, Item 3, “ Quantitative and Qualitative Disclosures about Market Risk.”
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we are required by certain debt covenants to partially mitigate through the use of commodity derivative contracts. As of September 30, 2023, we had oil swaps covering approximately 400,000 Bbls at a weighted average price of $79.11 per Bbl for the remainder of calendar 2023 and oil swaps covering approximately 1,375,000 Bbls at a weighted average price of $78.95 per Bbl for calendar 2024. As of September 30, 2023, we had no natural gas derivative contracts. Subsequent to September 30, 2023 additional oil swaps covering 180,000 Bbls at a weighted average price of $75.30 per Bbl were put in place for the first half of 2025. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the nine months ended September 30, 2023 was $77.5 million compared to $61.7 million during the nine months ended September 30, 2022. The $15.8 million increase was primarily related to development activity by operators on near term development acquisitions made in the past six months. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with acquisitions of near-term drilling opportunities when opportunities meet our return hurdles, amongst other criteria. Our cash spending for acquisition activities was $21.8 million and $22.0 million, during the nine months ended September 30, 2023 and 2022, respectively.
Cash used in financing activities was $41.1 million and $49.8 million during the nine months ended September 30, 2023 and 2022, respectively. The cash used in financing activities during the nine months ended September 30, 2023 was related to $43.5 million in dividends paid and was partially offset by $3.0 million of net borrowings under our Revolving Credit Facility. During the nine months ended September 30, 2022, we had net repayments of $12.0 million under our Prior Revolving Credit Facility and $36.0 million in distributions to our equity holders.
Prior Revolving Credit Facility. See Note 5 (“Revolving Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Prior Revolving Credit Facility.

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
As of September 30, 2023, the Company’s borrowing base was $245.0 million with an aggregate elected commitment of $170.0 million of which $56.0 million was outstanding. See Note 5 (“Revolving Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.
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
Our long-term material cash requirements from currently known obligations include anticipated repayment of outstanding borrowings and interest payment obligations under our Revolving Credit Facility, settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, taxes, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of September 30, 2023, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $43.5 million during the nine months ended September 30, 2023. While we believe that our future cash flows from operations can sustain the current level of dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash distributions to equity holders are subject to Board approval and the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will pay dividends or otherwise return capital to our stockholders in the future.
Capital Expenditures. For the nine months ended September 30, 2023, total capital expenditures was $77.3 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.
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
Effects of Inflation and Pricing. The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel, which we have seen in the first nine months of 2023 compared to 2022. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Such changes can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. Despite these effects of inflation and pricing, we expect to continue generating significant amounts of free cash flow at current commodity price levels.
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
Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table summarizes our open crude oil swap contracts as of September 30, 2023, by fiscal quarter.

SETTLEMENT PERIOD	OIL (barrels)	WEIGHTED AVERAGE PRICE $
Swaps-Crude Oil
2023:
Q4	399,998	$79.11
2024:
Q1	402,498	$79.03
Q2	382,500	$79.13
Q3	327,500	$78.50
Q4	262,500	$79.12

See Note 4 (“Fair Value Measurements”) and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements for further details regarding our commodity derivatives, including basis swap contracts for crude oil, which are not included in the foregoing tables.
Based upon our open commodity derivative positions at September 30, 2023, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $1.8 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our long-term debt is composed of borrowings that contain floating interest rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.3 million increase or decrease in interest expense for the nine months ended September 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2022.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
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
The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—	59.8	million
August 1, 2023 to August 31, 2023	—	—	—	59.8	million
September 1, 2023 to September 30, 2023	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

(1) In February 2023, our board of directors approved a Stock Repurchase Program authorizing the repurchase of up to $60 million of the Company’s common stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

2024 Annual Meeting of Stockholders
The Board has determined that it intends to hold the Company’s Annual Meeting of Stockholders (the “2024 Annual
Meeting”) on May 2, 2024, or shortly thereafter, at a time and location to be specified in the Company’s proxy statement for the 2024 Annual Meeting (the “Proxy Statement”). The Board also established the close of business on March 5, 2024 as the record date for the determination of stockholders entitled to receive notice of and to vote at the 2024 Annual
Meeting.

The 2024 Annual Meeting will be the Company’s first annual meeting of stockholders. Stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2024 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”) must ensure that their proposal is received by the Secretary of the
Company at 9200 E. Mineral Avenue, Suite 200, Centennial, Colorado 80112 by November 24, 2023, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2024 Annual Meeting. The November 24, 2023 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the requirements contained in the Company’s Amended and Restated Bylaws (the
“Bylaws”), stockholders who wish to bring business before the 2024 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by the Secretary of the Company at the address specified above no later than the close of business on November 24, 2023. Any such proposal must meet the requirements set forth in the Bylaws in order to be brought before the 2024 Annual Meeting.

Item 6. Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
10.1†	Letter Agreement, dated September 11, 2023, by and between Vitesse Energy, Inc. and David R. Macosko	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
101.INS	XBRL Instance Document	Formatted as Inline XBRL and contained in Exhibit 101.
101.SCH	XBRL Schema Document	Furnished herewith.
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Label Linkbase Document	Furnished herewith.
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.
† Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	November 1, 2023
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	November 1, 2023
James P. Henderson	(Principal Financial and Accounting Officer)