Form 10-K/A
period 2023-12-31
Vitesse Energy, Inc.
filed 2024-05-07
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-41546

Vitesse Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-3617511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5619 DTC Parkway, Suite 700 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)
(720) 361-2500
(Registrant’s telephone number, including area code)

Former Address: 9200 E. Mineral Avenue, Suite 200, Centennial, Colorado
(Former name, former address and formal fiscal year, if changed since last report)
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

DOCUMENTS INCORPORATED BY REFERENCE
None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE
References to the “Company,” “Vitesse,” “we,” “us,” and “our” refer to Vitesse Energy, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Original Report”). Specifically, this Amendment amends and restates Part II, Item 9A, “Controls and Procedures” in its entirety: (1) to include management’s annual report on internal control over financial reporting as required by Item 308(a) of Regulation S-K, and (2) in light of the Company’s inadvertent omission of the foregoing, to amend the Company’s determination regarding the effectiveness of the Company’s disclosure controls and procedures as ineffective as of December 31, 2023. The Original Report, as amended by this Amendment, is referred to as the “Annual Report.”
The Company inadvertently failed to include management’s annual report on internal control over financial reporting in the Original Report. The omission of the disclosure had no impact on the consolidated financial statements and other disclosures contained in the Original Report. Management is aware of its responsibility for establishing adequate internal controls over financial reporting, had such internal controls in place at that time, and complied with the procedures established by the internal controls framework; the specific disclosure item was merely inadvertently omitted from the Original Report. However, due to this omission, the Company has determined that it did not maintain effective disclosure controls and procedures as of December 31, 2023.
Except as described above, no other changes have been made to the Original Report. The Annual Report continues to speak as of the original filing date of February 26, 2024. This Amendment is only being filed to revise Item 9A and does not change the previously reported financial statements or any of the other disclosures contained in the Original Report. The Company has not updated or amended any other disclosures contained therein to reflect any events which occurred after February 26, 2024, other than as expressly indicated in this Amendment. In addition, the Exhibit Index in Item 15 of Part IV of the Original Report is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our principal executive officer and principal financial officer, performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We inadvertently failed to include management’s annual report on internal control over financial reporting and related certification in the Annual Report. Previously, we relied on an exemption established by the SEC for newly public companies that allowed us to exclude management’s report on internal control over financial reporting and related certification. As further explained in the Explanatory Note, we have amended this Annual Report to now include our management’s report on internal control over financial reporting and related certification.
In light of the foregoing inadvertent omission of the management’s report and related certification, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023. Management has remediated the inadvertent omissions in connection with filing the Amendment.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Our internal control over financial reporting is a process under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Board of Directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, management determined that our internal control over financial reporting was effective as of December 31, 2023.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(3) Exhibits.

Exhibit No.	Description	Reference
2.1*
Separation and Distribution Agreement, dated as of January 13, 2023, by and among Jefferies Financial Group Inc., Vitesse Energy Finance LLC, Vitesse Energy, Inc., and the other signatories listed therein
Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
4.1	Description of Vitesse Energy, Inc.’s Common Stock	Filed with the Original Report on February 26, 2024
10.1	Tax Matters Agreement, dated as of January 13, 2023, between Jefferies Financial Group Inc. and Vitesse Energy, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 17, 2023, File No. 001-41546
10.2*	Second Amended and Restated Credit Agreement, dated as of January 13, 2023, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 17, 2023, File No. 001-41546
10.3
First Amendment to Second Amended and Restated Credit Agreement dated as of May 2, 2023, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 8, 2023, File No. 001-41546
10.4†	Vitesse Energy, Inc. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 17, 2023, File No. 001-41546
10.5†*	Vitesse Energy, Inc. Transitional Equity Award Adjustment Plan*	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 17, 2023, File No. 001-41546
10.6†*	Letter Agreement, dated as of January 13, 2023, by and among Vitesse Management Company LLC, Vitesse Energy, LLC, Vitesse Oil, LLC, Vitesse Energy, Inc. and Bob Gerrity	Incorporated by reference to Exhibit 10.5 to Form 8-K filed January 17, 2023, File No. 001-41546
10.7†*	Letter Agreement, dated as of January 13, 2023, by and among Vitesse Management Company LLC, Vitesse Energy, LLC, Vitesse Oil, LLC, Vitesse Energy, Inc. and Brian Cree	Incorporated by reference to Exhibit 10.6 to Form 8-K filed January 17, 2023, File No. 001-41546
10.8†	Form of RSU Award Agreement (Executive – Retirement)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.9†	Form of RSU Agreement (Executive – Three Year Vesting)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.10†	Form of RSU Agreement (Employee – Four Year Vesting)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.11†	Form of RSU Agreement (Director)	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 16, 2023, File No. 001-41546
10.12†	Letter Agreement, dated September 11, 2023, by and between Vitesse Energy, Inc. and David R. Macosko	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2023, File No. 0001-41456
10.13†	Form of Performance Stock Unit Grant Notice	Filed with the Original Report on February 26, 2024
21.1	List of Subsidiaries	Filed with the Original Report on February 26, 2024

23.1	Vitesse Energy, Inc. Consent of Deloitte & Touche LLP	Filed with the Original Report on February 26, 2024
23.2	Consent of Cawley, Gillespie & Associates	Filed with the Original Report on February 26, 2024
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed with the Original Report on February 26, 2024
97.1	Vitesse Energy, Inc. Incentive-Based Compensation Recoupment Policy, adopted as of October 31, 2023.	Filed with the Original Report on February 26, 2024
99.1	Report of Cawley, Gillespie & Associates as of December 31, 2023	Filed with the Original Report on February 26, 2024
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

Vitesse Energy, Inc.
Date:	May 7, 2024	By:	/s/ Robert W. Gerrity
Name: Robert W. Gerrity
Title: Chairman, Chief Executive Officer