Form 10-Q
period 2024-03-31
Vitesse Energy, Inc.
filed 2024-05-07
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(720) 361-2500
Registrant’s telephone number, including area code
9200 E. Mineral Avenue, Suite 200
Centennial, Colorado 80112
(Former address)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 29,454,806 shares of common stock as of April 30, 2024.

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
■large customer defaults;
■labor relations; and
■changes in tax status.
The above list of factors is not exhaustive. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under the section Part II, Item 1A. Risk Factors in this Form 10-Q and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
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
■the “EIA” refers to the Energy Information Agency;
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
■“LTIP” refers to the Company’s long term incentive plan;
■“MBbls” refers to one thousand barrels of oil or NGLs;
■“MBoe” refers to one thousand barrels of oil equivalent;
■“Mcf” refers to one thousand cubic feet of natural gas;
■“MIUs” refers to management incentive units;
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
■“Predecessor Company Agreement” means the Limited Liability Company Agreement of the Predecessor, dated as of July 1, 2018, as amended;
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
■“PUD” or “proved undeveloped” refers to proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years from the date that such undrilled location was initially classified as proved undeveloped unless specific circumstances justify a longer time. Under no circumstances shall estimates of proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty;
■“PSU” refers to Performance Stock Units under the LTIP;
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
■“RSU” refers to Restricted Stock Units under the LTIP;
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	MARCH 31,	DECEMBER 31,
(in thousands, except shares)	2024	2023
Assets
Current Assets
Cash	$1,377	$552
Revenue receivable	41,286	44,915
Commodity derivatives (Note 6)	148	10,038
Prepaid expenses and other current assets	3,074	2,841
Total current assets	45,885	58,346
Oil and Gas Properties-Using the successful efforts method of accounting (Note 2)
Proved oil and gas properties	1,189,175	1,168,378
Less accumulated DD&A and impairment	(487,395)	(464,036)
Total oil and gas properties	701,780	704,342
Other Property and Equipment—Net	191	189
Other Assets
Commodity derivatives (Note 6)	34	1,109
Other noncurrent assets	1,841	1,984
Total other assets	1,875	3,093
Total assets	$749,731	$765,970
Liabilities and Equity
Current Liabilities
Accounts payable	$18,497	$27,692
Accrued liabilities (Note 7)	30,145	32,507
Commodity derivatives (Note 6)	3,623	—
Other current liabilities	118	204
Total current liabilities	52,383	60,403
Long-term Liabilities
Credit facility (Note 5)	98,000	81,000
Deferred tax liability (Note 11)	63,854	64,329
Asset retirement obligations	8,515	8,353
Commodity derivatives (Note 6)	68	—
Other noncurrent liabilities	4,195	5,479
Total liabilities	$227,015	$219,564
Commitments and Contingencies (Note 9)
Equity (Note 10)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 32,498,570 and 32,812,007 shares issued at March 31, 2024 and December 31, 2023, respectively	325	328
Additional paid-in capital	546,153	567,654
Accumulated deficit	(23,762)	(21,576)
Total equity	522,716	546,406
Total liabilities and equity	$749,731	$765,970

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except share data)	2024	2023
Revenue
Oil	$57,364	$50,486
Natural gas	3,829	7,475
Total revenue	61,193	57,961
Operating Expenses
Lease operating expense	11,791	9,080
Production taxes	5,799	5,255
General and administrative	5,374	10,862
Depletion, depreciation, amortization, and accretion	23,545	18,472
Equity-based compensation (Note 10)	1,605	27,972
Total operating expenses	48,114	71,641
Operating Income (Loss)	13,079	(13,680)
Other (Expense) Income
Commodity derivative (loss) gain, net	(13,824)	7,419
Interest expense	(2,203)	(1,181)
Other income (expense)	31	(2)
Total other (expense) income	(15,996)	6,236

(Loss) Before Income Taxes	$(2,917)	$(7,444)

Benefit from (Provision for) Income Taxes	731	(40,371)

Net Loss	$(2,186)	$(47,815)
Net income attributable to Predecessor common unit holders	—	1,832
Net Loss Attributable to Vitesse Energy, Inc.	$(2,186)	$(49,647)

Weighted average common shares outstanding–basic and diluted	29,933,962	29,663,644

Net loss per common share	$(0.07)	$(1.67)

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2024	32,812,007	$328	—	$—	$567,654	$—	$(21,576)	$546,406
Net (loss)	—	—	—	—	—	—	(2,186)	(2,186)
Issuance of restricted stock units, net of forfeitures	19,403	—	—	—	(74)	—	—	(74)
Equity-based compensation	—	—	—	—	1,758	—	—	1,758
Common stock dividends declared	—	—	—	—	(16,249)	—	—	(16,249)
Stock exchanged for tax withholding and retired	(332,840)	(3)	—	—	(6,936)	—	—	(6,939)
Balance—March 31, 2024	32,498,570	$325	—	$—	$546,153	$—	$(23,762)	$522,716

Balance—January 1, 2023	—	$—	—	$—	$—	$564,423	$—	$564,423
Net income (loss)	—	—	—	—	—	1,832	(49,647)	(47,815)
Issuance of common stock in exchange for Vitesse Energy, LLC	25,914,891	259	—	—	565,996	(566,255)	—	—
Issuance of common stock in exchange for Non-Founder MIU's	163,544	2	—	—	4,557	—	—	4,559
Acquisition of Vitesse Oil, LLC	2,120,312	21	—	—	30,607	—	—	30,628
Issuance of restricted stock units	3,136,456	31	—	—	(31)	—	—	—
Issuance of Transitional Plan awards, net of fractional shares	1,475,613	15	—	—	(15)	—	—	—
Equity-based compensation	—	—	—	—	27,972	—	—	27,972
Common stock dividends declared	—	—	—	—	(16,405)	—	—	(16,405)
Repurchase of common stock	(14,600)	—	—	—	(248)	—	—	(248)
Balance—March 31, 2023	32,796,216	$328	—	$—	$612,433	$—	$(49,647)	$563,114

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net (loss)	$(2,186)	$(47,815)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	23,545	18,472
Unrealized loss (gain) on derivative instruments	14,656	(6,677)
Equity-based compensation	1,605	27,972
Deferred income taxes	(475)	40,371
Amortization of debt issuance costs	188	160
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	3,630	13,709
Prepaid expenses and other current assets	(233)	(975)
Accounts payable	1,395	178
Accrued liabilities	(2,706)	(6,180)
Other	—	(2)
Net cash provided by Operating Activities	$39,419	$39,213
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(6,755)	(1,138)
Development of oil and gas properties	(25,432)	(21,585)
Purchase of property and equipment	(26)	(9)
Net cash used in Investing Activities	(32,213)	(22,732)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	17,000	4,000
Repayments of revolving credit facility	—	(7,000)
Repayments of Vitesse Oil revolving credit facility	—	(5,000)
Dividends paid	(16,311)	(14,499)
Repurchases of common stock	—	(248)
Stock exchanged for tax withholding	(6,940)	—
Debt issuance costs	(130)	(366)
Net cash used in Financing Activities	(6,381)	(23,113)
Net Increase (Decrease) in Cash	825	(6,632)
Cash—Beginning of period	552	10,007
Cash—End of period	$1,377	$3,375
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,998	$1,183
Cash paid for income taxes	—	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$34,948	$19,701
Asset retirement obligations capitalized to oil and gas properties	—	392
Issuance of common stock to acquire Vitesse Oil	—	30,628

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
Vitesse Energy, Inc. (“Vitesse” or the “Company”) was incorporated under the General Corporation Law of the State of Delaware on August 5, 2022 as a wholly owned subsidiary of an affiliate of Jefferies Financial Group Inc. (“JFG”) for the purpose of effecting the Spin-Off of Vitesse Energy, LLC (the “Predecessor”) by JFG. On January 13, 2023, JFG completed the legal and structural separation of the Predecessor from JFG. To effect the separation, first, JFG and Jefferies Capital Partners (“JCP”), among others, undertook certain Pre-Spin-Off Transactions described below:
■Certain members of management of the Predecessor transferred all of their equity interest in the Predecessor to JFG as repayment for loans from affiliates of JFG;
■JFG and other holders of the Predecessor’s equity interests transferred all of their interest in the Predecessor to Vitesse in exchange for newly issued shares of common stock, par value $0.01 per share (“common stock”), of Vitesse;
■Vitesse Oil, LLC ("Vitesse Oil") equity holders transferred their interests in Vitesse Oil to Vitesse in exchange for newly issued shares of Vitesse common stock (the “Vitesse Oil Transaction”);
■Compensation agreements and compensation plans of the Predecessor were eliminated and replaced with new compensation plans of Vitesse, including a long-term incentive plan;
■Vitesse entered into a Revolving Credit Facility, which amended and restated the Predecessor’s credit facility, and used the proceeds to repay in full and terminate the Vitesse Oil Revolving Credit Facility and repay the Predecessor’s credit facility; and
■The Predecessor entered into a Separation and Distribution Agreement and Tax Matters Agreement with JFG related to the Spin-Off.
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
The business purpose of the Company is to acquire, own, explore, develop, manage, produce, exploit, and dispose of oil and gas properties. The Company is focused on returning capital to stockholders through owning and acquiring non-operated working interest and royalty interest ownership. Currently, the Company’s ownership is primarily in the core of the Bakken and Three Forks formations in the Williston Basin of North Dakota and Montana. The Company also owns non-operated interests in oil and gas properties in the Central Rockies, including the Denver-Julesburg Basin and the Powder River Basin.
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

Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit. As of March 31, 2024 and December 31, 2023, the Company held no cash equivalents.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three months ended March 31, 2024 and 2023, the Company recorded depletion expense of $23.4 million, and $18.3 million, respectively. The Company’s depletion rate per Boe for the three months ended March 31, 2024 and 2023 was $20.44 and $17.65, respectively.
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

The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three months ended March 31, 2024 and 2023.
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
Concentrations of Credit Risk
For the three months ended March 31, 2024 and 2023, three operators accounted for 52 percent and 49 percent of oil and natural gas revenue, respectively. As of March 31, 2024 and December 31, 2023, four and three operators accounted for 59 percent and 56 percent, respectively, of oil and natural gas revenue receivable. The Company’s oil and natural gas revenue receivable is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of current taxes plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax liabilities represent the future income tax consequences of those differences, which will be taxable when liabilities are settled. Deferred income taxes may also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates.
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of March 31, 2024 and December 31, 2023.
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
The Company recognizes all derivative instruments on the balance sheets as either assets or liabilities measured at fair value. Subsequent changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. The Company has elected to not designate any derivative instruments as accounting hedges, and therefore marks all commodity derivative instruments to fair value and records changes in fair value in earnings. Amounts associated with deferred premiums on derivative instruments are recorded as a component of the derivatives’ fair values (see Note 6).
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
During the three months ended March 31, 2024, the Company purchased a number of proved oil and gas properties for an aggregate purchase price of $6.8 million.
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
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three months ended March 31, 2024 and 2023 were immaterial.
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
Recurring Fair Value Measurements
As of March 31, 2024, the Company’s derivative financial instruments are composed of commodity swaps. The fair value of the swap agreements is determined under the income valuation technique using a discounted cash flow model. The fair values of options are determined under the income valuation technique using an option pricing model along with the stated amount of deferred premiums if applicable. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy (see Note 6).
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
Financial Instruments Not Measured at Fair Value
The carrying amounts of the majority of the Company’s financial instruments, namely cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The Company’s credit facility (see Note 5) has a recorded value that approximates fair market value, as it bears interest at a floating rate that approximates a current market rate.
Note 5— Credit Facility
Revolving Credit Facility
In connection with the Spin-Off in January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates the revolving credit facility of the Predecessor (the “Prior Revolving Credit Facility”). The Predecessor, as predecessor borrower under the Prior Revolving Credit Facility, assigned the liens and existing rights, liabilities and obligations under the Prior Revolving Credit Facility to the Company pursuant to the Revolving Credit Facility. The Revolving Credit Facility will mature on April 29, 2026. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the borrowing base and (3) the maximum credit amount of $500.0 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of March 31, 2024 and December 31, 2023, the Company’s borrowing base was $245.0 million at both dates with an aggregate elected commitment of $210.0 million and $180.0 million of which $98.0 million and $81.0 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate unchanged from the Prior Revolving Credit Facility, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of March 31, 2024 and December 31, 2023, the interest rate on the outstanding balance under the Revolving Credit Facility was 8.43% and 8.46%, respectively.
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
Under the Revolving Credit Facility, the Company is permitted to make cash distributions without limit to our equity holders if (i) no event of default or borrowing base deficiency (i.e., outstanding debt (including loans and letters of credit) exceeds the borrowing base) then exists or would result from such distribution and (ii) after giving effect to such distribution, (a) total outstanding credit usage does not exceed 80% of the least of (the following collectively referred to as “Commitments”): (1) $500.0 million (2) then effective borrowing base, and (3) the then-effective aggregate amount of the aggregate elected commitments and (b) as of the date of such distribution, the EBITDAX Ratio does not exceed 1.50 to 1.00. If the EBITDAX Ratio does not exceed 2.25 to 1.00, and if total outstanding credit usage does not exceed 80% of the Commitments, the Company may also make distributions if free cash flow (as defined under the Revolving Credit Facility) is greater than $0 and the Company has delivered a certificate to lenders attesting to the foregoing.
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These financial covenants are consistent with the Prior Revolving Credit Facility. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at March 31, 2024.
Amendments and redeterminations:
■On May 2, 2023, the Company entered into an amendment to the Revolving Credit Facility in conjunction with the regular semi-annual borrowing base redetermination that reduced the borrowing base to $245 million (primarily related to lower commodity prices), reaffirmed elected commitments at $170 million and reduced hedging requirements in certain circumstances, among other items;
■On November 3, 2023, in conjunction with the regular semi-annual borrowing base redetermination, the Company’s borrowing based was reaffirmed and the elected commitments were increased to $180 million;
■On January 17, 2024, the Company entered into an amendment to the Revolving Credit Facility that increased the elected commitments to $210 million and added a fifth lender to the syndicate of banks.
Note 6—Derivative Instruments
The Company periodically enters into various commodity hedging instruments to mitigate a portion of the effect of oil and natural gas price fluctuations. The Company classifies commodity derivative assets and liabilities as current or noncurrent commodity derivative assets or current or noncurrent commodity derivative liabilities, whichever the case may be.
The following table summarizes the classification and fair value amounts of all commodity derivative instruments in the balance sheet as of March 31, 2024, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$988	$(840)	$148
Noncurrent derivative assets	68	(34)	34
Total	$1,056	$(874)	$182
Commodity derivative liabilities:
Current derivative liabilities	$4,463	$(840)	$3,623
Noncurrent derivative liabilities	102	(34)	68
Total	$4,565	$(874)	$3,691

The following table summarizes the location and fair value amounts of commodity derivative instruments in the balance sheet as of December 31, 2023, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$10,038	$—	$10,038
Noncurrent derivative assets	1,109	—	1,109
Total	$11,147	$—	$11,147

As of March 31, 2024, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE ROUNDED FIXED PRICE
WTI-NYMEX	Q2 2024	502,500	$78
WTI-NYMEX	Q3 2024	462,500	78
WTI-NYMEX	Q4 2024	415,000	78
WTI-NYMEX	Q1 2025	285,000	73
WTI-NYMEX	Q2 2025	180,000	74

Due to the volatility of oil prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period.
The counterparties in the Company’s derivative instruments also participate in the Revolving Credit Facility; accordingly, the Company is not required to post collateral, as the counterparties have the right of offset for any derivative liabilities, and the Revolving Credit Facility is secured by the Company’s oil and gas assets. For further discussion related to the fair value of the Company’s derivatives, see Note 4.
Note 7—Accrued Liabilities
Accrued liabilities at March 31, 2024 and December 31, 2023 are summarized as follows:

	MARCH 31,	DECEMBER 31,
(in thousands)	2024	2023
Accrued capital expenditures	$22,000	$22,800
Accrued lease operating expenses, net	3,082	3,258
Accrued compensation	920	3,647
Accrued dividends	3,110	1,967
Other accrued liabilities	1,033	835
Total	$30,145	$32,507

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
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During each of the three months ended March 31, 2024 and 2023, the Company recorded its net share of fees from JETX of $0.7 million which is classified as a reduction to general and administrative expenses on the accompanying statements of operations.
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
Common Stock
During the three months ended March 31, 2024, the following transactions related to our common stock occurred:
■792,000 RSUs vested and were released as common stock, of which 332,840 were exchanged for tax withholding and retired by the Company.
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
■the Transitional Equity Award Adjustment Plan (the “Transitional Plan”), as discussed further below, was implemented and resulted in the following issuances to current and former directors and employees of JFG:
◦286,729 restricted stock awards;
◦1,475,631 restricted stock units, gross of fractional shares to be settled in cash;
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. Under the LTIP, 3,960,000 shares were initially available to be awarded and as of March 31, 2024, there were 684,246 shares available to be granted.

Restricted Stock Units
The following is a summary of RSU activity during the three months ended March 31, 2024 and 2023:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2024	3,152,247	$14.99
Granted	69,403	21.48
Vested	(792,000)	14.40
Forfeited	(50,000)	14.40
Outstanding at March 31, 2024	2,379,650	$15.39

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2023	—	$—
Granted	3,136,456	14.43
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	3,136,456	$14.43

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
During the three months ended March 31, 2024, the Company recognized $1.5 million of equity-based compensation expense relating to LTIP restricted stock units.
During the three months ended March 31, 2023, the Company recognized $28.0 million of equity-based compensation expense relating to these restricted stock units of which $26.8 million, or 1,863,000 restricted stock units, was for awards that had a retirement provision and were granted to retirement-eligible employees and therefore resulted in immediate recognition of expense.
As of March 31, 2024, there is $14.3 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through February 2027, over a weighted-average period of 2.39 years.
Performance Stock Units
PSUs are contingent shares that may be earned over three-year performance periods. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance period. Depending on the Company’s TSR performance relative to the defined peer group, award recipients may earn between 0% and 200% of the target amount of PSUs detailed in the applicable grant notice. As the vesting criterion is linked to changes in the Company's share price, it is considered a market condition for purposes of calculating the grant-date fair value of the awards.
The Company recognizes the grant date fair-value of PSUs over the requisite service period as equity-based compensation expense on a straight-line basis. Compensation expense for share-settled awards is not reversed if market conditions are not met. Accumulated accrued equity-based compensation expense and dividends are reversed in the period if the units are forfeited.
The grant date fair value of PSUs was determined using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. Significant assumptions used in this simulation include the Company’s expected volatility, risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the forecast period, and the volatilities for each of the Company’s peers.

The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024
Forecast period (years)	2.85
Risk-free rates	4.4%
Expected equity volatility	55%
Stock price on grant date	$21.48
Grant date fair value	$22.02

The following is a summary of PSU activity during the three months ended March 31, 2024:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2024	—	$—
Granted	104,104	22.02
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2024	104,104	$22.02

During the three months ended March 31, 2024, the Company recognized $0.1 million of equity-based compensation expense.
As of March 31, 2024, there is $2.2 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2026, over a weighted-average period of 2.75 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three months ended March 31, 2024 and 2023. The intrinsic option value of the options was $6.8 million at March 31, 2024 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,631, gross of fractional shares to be settled in cash, and at March 31, 2024 and December 31, 2023 103,653 have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three months ended March 31, 2024 and 2023, 1,000 and 603,249 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively.

Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three months ended March 31, 2024 and 2023, 49,191 and 39,290 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.
As of March 31, 2024, the remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2024	114,727	8,389	123,116
2025	93,580	17,262	110,842
2026	323,138	48,619	371,757
2027	837	54,269	55,106
2028	838	32,988	33,826
Thereafter	130,985	19,793	150,778
Total	664,105	181,320	845,425

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
During the three months ended March 31, 2024, the Company did not repurchase any common stock. During the three months ended March 31, 2023, the Company repurchased 14,600 shares for $0.2 million and the shares were subsequently retired.
Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2024	2023
Numerator for earnings per common share:
Net loss attributable to Vitesse Energy, Inc.	$(2,186)	$(49,647)
Allocation of loss to participating securities(1)	—	—
Net loss attributable to common shareholders	$(2,186)	$(49,647)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	29,373,337	28,579,323
Weighted average Transitional Share RSUs outstanding with no future service required	560,625	1,084,321
Denominator for basic earnings per common share	29,933,962	29,663,644
LTIP RSUs	—	—
LTIP PSUs	—	—
Transitional Share options	—	—
Transitional Share RSUs with remaining performance/service obligation	—	—
Denominator for diluted earnings per common share	29,933,962	29,663,644

Net loss per common share:
Basic	$(0.07)	$(1.67)
Diluted	$(0.07)	$(1.67)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	2,464,547	3,136,456
LTIP PSUs	52,052	—
Transitional Share options	284,734	241,974
Transitional Share RSUs with remaining performance/service obligation	103,653	—

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

Note 11—Income Taxes
For the three months ended March 31, 2024 and 2023 the Company recorded an income tax benefit and expense of $0.7 million and $40.4 million, respectively.
The provision for income taxes for the three months ended March 31, 2024 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) §162(m) limitations on certain covered employee compensation, and (ii) state income taxes.
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
Note 12—Subsequent Events
On May 2, 2024, the Board declared a regular quarterly cash dividend for Vitesse’s common stock of $0.525 per share for stockholders of record as of June 14, 2024, which will be paid on June 28, 2024.
Other than the above disclosure or other subsequent events disclosed elsewhere in the notes to the financial statements, there were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our Condensed Consolidated Financial Statements and the notes thereto included under Part I – Financial Information. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the oil and natural gas industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled Part I. Item 1A Risk Factors and in this Quarterly Report on Form 10-Q in the sections entitled Part II, Item 1A Risk Factors and “Cautionary Statement Concerning Forward-Looking Statements.”
As further described in Note 1 (“Nature of Business”) to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, we completed the Spin-Off on January 13, 2023. The financial information presented herein is (i) for periods prior to January 13, 2023, that of our Predecessor, and (ii) for periods after January 13, 2023, that of Vitesse Energy, Inc. and its subsidiaries.
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets at attractive rates of return, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in non-operated minority working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of March 31, 2024, we had a working interest in 5,789 gross (159.2 net) productive wells and 230 gross (5.9 net) wells that were being drilled or completed, and an additional 353 gross (10.6 net) wells that had been permitted for development by our operators. During the three months ended March 31, 2024, our average production was 12,557 Boe per day and was 71% oil.
Our financial and operating performance for the three months ended March 31, 2024 included the following:
■Paid quarterly dividend of $0.50 per share to our common stockholders.
■Total revenue of $61.2 million.
■Net loss of $2.2 million.
■Cash flows from operations of $39.4 million.
■Invested $32.2 million in capital development and acquisitions.
■Total debt of $98.0 million at March 31, 2024.

Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of our operators in conducting their operations. During the last several years, prices for oil and natural gas have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas’ attack against Israel and the ensuing conflict and escalation of tensions in the Middle East (including with Iran), supply chain constraints and elevated interest rates and costs of capital. In response to such events over the last couple of years, OPEC and its key member, Saudi Arabia, announced several mandatory and voluntary reductions in production that continue to remain in place and are aimed at supporting the stability of the oil market.
As a result of such commodity price volatility, which we expect to continue throughout 2024, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s future planned repurchases (or additional possible releases) of oil from the strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other countries, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts (including invasion), civil unrest, pandemic or political uncertainty. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts the decision of our operators to drill and extract resources. Despite such commodity price volatility, we expect that our cash flow from operations and borrowing availability under our Revolving Credit Facility will allow us to meet our liquidity needs for the next twelve months.

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
Commodity derivative (loss) gain, net. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and gas. Gain (loss) on commodity derivatives, net is comprised of (1) cash gains and losses we recognize on settled commodity derivatives during the period, and (2) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. During the three months ended March 31, 2023, general and administrative expenses included non-recurring costs related to the Spin-Off.
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
Historically, commodity prices have been volatile and we expect the volatility to continue in the future. The future oil prices will be impacted by varying oil supply and demand both regionally and world-wide.
Prices for various quantities of oil, natural gas and NGLs significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the periods presented.

	FOR THE THREE MONTHS ENDED MARCH 31,
Average Daily EIA Prices (1)	2024	2023
Oil (per Bbl)	$76.95	$75.99
Natural Gas (per MMBtu)	2.15	2.64

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by the EIA.
The average first quarter 2024 oil price was $76.95 per barrel or 1% higher than the average oil price per barrel in the first quarter of 2023. Our settled derivatives increased our realized oil price per barrel by $1.03 and $1.07 in the first quarter of 2024 and 2023, respectively. Our average first quarter 2024 realized oil price per barrel after reflecting settled derivatives was $71.65 compared to $74.02 during the same period in 2023. The average first quarter 2024 NYMEX natural gas price was $2.15 per MMBtu, or 19% lower than the average NYMEX price per MMBtu in the first quarter of 2023. In the first quarter of 2024 and 2023, we had no natural gas price derivatives in place and our realized natural gas price was $1.93 per Mcf and $3.61 per Mcf, respectively.
We employ a hedging program that partially mitigates the risk associated with fluctuations in commodity prices. For detailed information on our commodity hedging program, see Part I. Item 3 Quantitative and Qualitative Disclosures about Market Risk and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
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
Results of Operations
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
The following table sets forth selected financial and operating data for the periods indicated.

	QUARTER ENDED MARCH 31,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2024	2023	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$57,364	$50,486	$6,878	14%
Natural gas	3,829	7,475	(3,646)	(49%)
Total revenue	$61,193	$57,961	$3,232	6%
Operating Expenses
Lease operating expense	$11,791	$9,080	$2,711	30%
Production taxes	5,799	5,255	544	10%
General and administrative	5,374	10,862	(5,488)	(51%)
Depletion, depreciation, amortization, and accretion	23,545	18,472	5,073	27%
Equity-based compensation	1,605	27,972	(26,367)	(94%)
Interest Expense	$2,203	$1,181	$1,022	87%
Commodity Derivative (Loss) Gain Net	$(13,824)	$7,419	$(21,243)	*nm
Income Tax (Benefit) Expense	$(731)	$40,371	$(41,102)	*nm
Production Data:
Oil (MBbls)	812	692	120	17%
Natural gas (MMcf)	1,982	2,071	(89)	(4%)
Combined volumes (MBoe)	1,143	1,037	106	10%
Daily combined volumes (Boe/d)	12,557	11,524	1,033	9%
Average Realized Prices before Hedging:
Oil (per Bbl)	$70.62	$72.95	$(2.33)	(3%)
Natural gas (per Mcf)	1.93	3.61	(1.68)	(47%)
Combined (per Boe)	53.55	55.88	(2.33)	(4%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$71.65	$74.02	$(2.37)	(3%)
Natural gas (per Mcf)	1.93	3.61	(1.68)	(47%)
Combined (per Boe)	54.28	56.60	(2.32)	(4%)
Average Costs (per Boe):
Lease operating	$10.32	$8.75	$1.57	18%
Production taxes	5.08	5.07	0.01	—%
General and administrative	4.70	10.47	(5.77)	(55%)
Depletion, depreciation, amortization, and accretion	20.61	17.81	2.80	16%

*Not meaningful

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $61.2 million for the three months ended March 31, 2024 from $58.0 million for the three months ended March 31, 2023. The increase in oil and natural gas revenue was due to a 10% increase in production volumes, driven by acquisition and development activity, which was partially offset by a 4% decrease in the average realized prices per Boe before hedging for the three months ended March 31, 2024. The increase in production volumes increased oil and natural gas revenue by approximately $5.6 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $2.4 million.
Our oil price differential to the weighted average benchmark price during the three months ended March 31, 2024 was negative $6.47 per barrel, as compared to a negative $3.11 per barrel during the three months ended March 31, 2023, primarily due to less favorable local market pricing as compared to the benchmark price due to a delay in the launch of the Trans Mountain pipeline expansion. Our net realized natural gas price during the three months ended March 31, 2024 was $1.93 per Mcf, representing a

98% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $3.61 per Mcf during the three months ended March 31, 2023, representing a 134% realization relative to weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $10.32 per Boe for the three months ended March 31, 2024 from $8.75 per Boe for the three months ended March 31, 2023. The increase per Boe for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was related to increased workover operations and higher service costs throughout the three months ended March 31, 2024 and higher operating costs associated with inclement weather in January 2024. The increased workover costs were responsible for approximately $0.35/Boe of the increase and should result in increased production when these wells return to production.
Production Tax Expense. Total production taxes increased to $5.8 million for the three months ended March 31, 2024 from $5.3 million for the three months ended March 31, 2023. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.5% and 9.1% for the three months ended March 31, 2024 and 2023, respectively. The increase in the production tax rate for the three months ended March 31, 2024 was due to a higher ratio of oil revenue to total revenue, since oil revenue is typically taxed at a higher rate than gas revenue.
General and Administrative Expense. General and administrative expense decreased to $5.4 million for the three months ended March 31, 2024 from $10.9 million for the three months ended March 31, 2023. General and administrative expense on a per Boe basis decreased to $4.70 for the three months ended March 31, 2024 from $10.47 for the three months ended March 31, 2023. The decrease in general and administrative expense was primarily due to costs in the first quarter of 2023 related to the Spin-Off of $6.5 million. Excluding costs related to the Spin-Off the per Boe rate for the three months ended March 31, 2023 would have been $4.16. The increase in general and administrative expense per Boe, excluding the Spin-Off costs, was primarily due to higher costs associated with being a public company.
DD&A. DD&A increased to $23.5 million for the three months ended March 31, 2024 compared with $18.5 million for the three months ended March 31, 2023. The increase of $5.1 million, or 27% was the result of a 10% increase in production and a $2.80/Boe increase in the DD&A rate for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The higher DD&A rate was driven by lower reserves due to lower oil and gas prices and higher acquisition and development costs in 2024. The increase in production accounted for a $2.2 million increase in DD&A expense while the increase in the DD&A rate accounted for a $2.9 million increase in DD&A expense.
For the three months ended March 31, 2024, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.44 per Boe compared with $17.65 per Boe for the three months ended March 31, 2023.
Equity-Based Compensation. During the three months ended March 31, 2024, equity-based compensation expense decreased to $1.6 million from $28.0 million during the three months ended March 31, 2023. Equity-based compensation expense was primarily higher in 2023 due to retirement vesting provisions in some of the awards resulting in 1,863,000 restricted stock units being expensed upon award. The retirement vesting provisions were responsible for $26.8 million of expense during the three months ended March 31, 2023.
Interest Expense. Interest expense increased to $2.2 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was due to the debt balance increasing to $98.0 million from $45.0 million at March 31, 2023.
Commodity Derivative (Loss) Gain Net. The net commodity derivative loss was $13.8 million for the three months ended March 31, 2024 compared with a gain of $7.4 million for the three months ended March 31, 2023. (Loss) Gain on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
The mark-to-market fair value of the unsettled commodity derivative instruments will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower oil revenues in the future while losses indicate higher future oil revenues. Oil prices rose during the three months ended March 31, 2024 as compared to oil price declines during the three months ended March 31, 2023.
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	QUARTER ENDED MARCH 31,
(in thousands)	2024	2023
Realized gain on commodity derivatives (1)	$832	$742
Unrealized (loss) gain on commodity derivatives (1)	(14,656)	6,677
Total commodity derivative (loss) gain	$(13,824)	$7,419

(1)Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total Commodity derivative (loss) gain, net in the statements of operations included in this Form 10-Q. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position.
In the three months ended March 31, 2024, approximately 50% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $0.8 million. In the three months ended March 31, 2023, approximately 50% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $0.7 million.
At March 31, 2024, all of our derivative contracts were recorded at their fair value, which was a net liability of $3.5 million, a decrease in value of $14.6 million from the $11.1 million net asset recorded as of December 31, 2023. The decrease was primarily due to increases in forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense.
During the three months ended March 31, 2024, we recorded an income tax benefit of $0.7 million related to federal and state income taxes.
During the three months ended March 31, 2023, the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of a $44.1 million deferred tax liability related to the temporary difference between the tax and GAAP basis of the assets of the Predecessor and an offsetting charge to income tax expense. Additionally, we recorded an income tax benefit of $3.7 million for the three months ended March 31, 2023 related to federal and state income taxes.
The provision for income taxes for the three months ended March 31, 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes.
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
Liquidity and Capital Resources
Overview. At March 31, 2024, we had $1.4 million of unrestricted cash on hand and $147.0 million available under the borrowing base in our Revolving Credit Facility. At December 31, 2023, we had $0.6 million of unrestricted cash on hand and $164.0 million available under the borrowing base in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand and availability under the Revolving Credit Facility and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of revenue receivables, expenditures related to our acquisition and development activity, production operations and the impact of our outstanding commodity derivative instruments.
At March 31, 2024, we had a working capital deficit of $6.5 million, compared to a deficit of $2.1 million at December 31, 2023. Current assets decreased by $12.5 million while current liabilities decreased by $8.0 million at March 31, 2024, compared to December 31, 2023. The decrease in current assets during the three months ended March 31, 2024 was primarily due to a decrease of $9.9 million in our current commodity derivative instruments due to the change in fair value and a decrease of $3.6 million in revenue receivable due to the timing of revenue receipts from operators, partially offset by a $0.8 million increase in cash balance. The change in current liabilities during the three months ended March 31, 2024 was mostly due to a decrease of $11.6 million in accounts payable and accrued liabilities as a result of paying accrued oil and gas development costs and accrued employee compensation, partially offset by an increase of $3.6 million in current derivative instrument liabilities as a result of forward oil price increases.

Cash Flows. Our cash flows for the three months ended March 31, 2024 and 2023 are presented below:

	QUARTER ENDED MARCH 31,
(in thousands)	2024	2023
Cash flows provided by operating activities	$39,419	$39,213
Cash flows used in investing activities	$(32,213)	$(22,732)
Cash flows used in financing activities	$(6,381)	$(23,113)
Net increase (decrease) in cash	$825	$(6,632)

During the three months ended March 31, 2024, we generated $39.4 million of cash from operating activities, a 1% increase from the three months ended March 31, 2023. Cash flows from operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 24 months. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3, “ Quantitative and Qualitative Disclosures about Market Risk.”
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. As of March 31, 2024, we had oil swaps covering 1,380,000 Bbls at a weighted average price of $77.98 per Bbl for the remainder of calendar 2024 and oil swaps covering 465,000 Bbls at a weighted average price of $73.77 per Bbl for calendar 2025. We continually evaluate opportunities to add beneficial commodity derivative contracts and subsequent to March 31, 2024 we have added contracts covering an additional 150,000 Bbls in calendar year 2024 and 450,000 Bbls in calendar year 2025. As of March 31, 2024, we had no natural gas derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the three months ended March 31, 2024 was $32.2 million compared to $22.7 million during the three months ended March 31, 2023. The $9.5 million increase was primarily related to increased development activity by our operators. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisition activities was $6.8 million and $1.1 million, during the three months ended March 31, 2024 and 2023, respectively.
Cash used in financing activities was $6.4 million and $23.1 million during the three months ended March 31, 2024 and 2023, respectively. The cash used in financing activities during the three months ended March 31, 2024 was related to $16.3 million in dividends paid and the $6.9 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $17.0 million of net borrowings under our Revolving Credit Facility. During the three months ended March 31, 2023, we had net repayments of $8.0 million under our Revolving Credit Facility and $14.5 million in distributions to our equity holders.
Revolving Credit Facility. In connection with the Spin-Off, we entered into the secured Revolving Credit Facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders. The Revolving Credit Facility amended and restated the Prior Revolving Credit Facility. The Revolving Credit Facility will mature on April 29, 2026.
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
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of March 31, 2024, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $16.3 million during the three months ended March 31, 2024. While we believe that our future cash flows from operations will be able to sustain the current level of dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the three months ended March 31, 2024, total capital expenditures was $32.2 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
Effects of Inflation and Pricing. The oil and natural gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put pressure on the economic stability and pricing structure within the industry. Higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Such changes can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. Despite these effects of inflation and pricing, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

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
Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023. The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2024 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes our open crude oil swap contracts as of March 31, 2024, by fiscal quarter.

SETTLEMENT PERIOD	OIL (barrels)	WEIGHTED AVERAGE PRICE
Swaps-Crude Oil
2024:
Q2	502,500	$78.32
Q3	462,500	$77.77
Q4	415,000	$77.79
2025:
Q1	285,000	$73.43
Q2	180,000	$74.30

See Note 4 (“Fair Value Measurements”) and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements for further details regarding our commodity derivatives, including basis swap contracts for crude oil, which are not included in the foregoing tables.
Based upon our open commodity derivative positions at March 31, 2024, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $1.8 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our long-term debt is composed of borrowings that contain floating interest rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.2 million increase or decrease in interest expense for the three months ended March 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2023, our board of directors approved a Stock Repurchase Program authorizing the repurchase of up to $60 million of our common stock. Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time in open market transactions or such other means as will comply with applicable rules, regulations and contractual limitations. Our board of directors may limit or terminate the Stock Repurchase Program at any time without prior notice. The extent to which we repurchase shares of our common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in our sole discretion.
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—	$—	—	59.8	million
February 1, 2024 to February 29, 2024	—	—	—	59.8	million
March 1, 2024 to March 31, 2024	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

In January 2024, 792,000 restricted stock units vested and we retained 332,840 of the vested shares to fund employee tax withholding of $6.9 million with the retained shares subsequently retired. These retained and retired shares are not included in the above table because they do not constitute a repurchase of equity securities.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	May 7, 2024
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	May 7, 2024
James P. Henderson	(Principal Financial and Accounting Officer)