Form 10-Q
period 2024-06-30
Vitesse Energy, Inc.
filed 2024-08-05
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 29,504,804 shares of common stock as of July 31, 2024.

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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	JUNE 30,	DECEMBER 31,
(in thousands, except shares)	2024	2023
Assets
Current Assets
Cash	$121	$552
Revenue receivable	46,319	44,915
Commodity derivatives (Note 6)	152	10,038
Prepaid expenses and other current assets	2,394	2,841
Total current assets	48,986	58,346
Oil and Gas Properties—Using the successful efforts method of accounting (Note 2)
Proved oil and gas properties	1,235,125	1,168,378
Less accumulated DD&A and impairment	(512,527)	(464,036)
Total oil and gas properties	722,598	704,342
Other Property and Equipment—Net	189	189
Other Assets
Commodity derivatives (Note 6)	277	1,109
Other noncurrent assets	6,378	1,984
Total other assets	6,655	3,093
Total assets	$778,428	$765,970
Liabilities and Equity
Current Liabilities
Accounts payable	$13,613	$27,692
Accrued liabilities (Note 7)	42,997	32,507
Commodity derivatives (Note 6)	2,527	—
Other current liabilities	30	204
Total current liabilities	59,167	60,403
Long-term Liabilities
Credit facility (Note 5)	115,000	81,000
Deferred tax liability (Note 11)	67,135	64,329
Asset retirement obligations	8,677	8,353
Other noncurrent liabilities	9,944	5,479
Total liabilities	$259,923	$219,564
Commitments and Contingencies (Note 9)
Equity (Note 10)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 32,629,594 and 32,812,007 shares issued at June 30, 2024 and December 31, 2023, respectively	326	328
Additional paid-in capital	531,013	567,654
Accumulated deficit	(12,834)	(21,576)
Total equity	518,505	546,406
Total liabilities and equity	$778,428	$765,970

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(In thousands, except share data)	2024	2023	2024	2023
Revenue
Oil	$64,127	$48,733	$121,491	$99,219
Natural gas	2,471	2,855	6,301	10,330
Total revenue	66,598	51,588	127,792	109,549
Operating Expenses
Lease operating expense	12,272	9,316	24,063	18,397
Production taxes	5,426	4,919	11,226	10,174
General and administrative	4,724	4,461	10,098	15,323
Depletion, depreciation, amortization, and accretion	25,315	18,748	48,860	37,220
Equity-based compensation (Note 10)	2,047	1,428	3,652	29,400
Total operating expenses	49,784	38,872	97,899	110,514
Operating Income (Loss)	16,814	12,716	29,893	(965)
Other (Expense) Income
Commodity derivative gain (loss), net	379	4,779	(13,445)	12,198
Interest expense	(2,585)	(1,115)	(4,788)	(2,295)
Other (expense) income	(2)	52	28	50
Total other (expense) income	(2,208)	3,716	(18,205)	9,953

Income Before Income Taxes	$14,606	$16,432	$11,688	$8,988

(Provision for) Benefit from Income Taxes	(3,678)	(6,812)	(2,946)	(47,183)

Net Income (Loss)	$10,928	$9,620	$8,742	$(38,195)
Net income attributable to Predecessor common unit holders	—	—	—	1,832
Net Income (Loss) Attributable to Vitesse Energy, Inc.	$10,928	$9,620	$8,742	$(40,027)

Weighted average common shares outstanding – basic	30,046,190	29,659,771	29,990,077	29,661,556
Weighted average common shares outstanding – diluted	33,026,818	33,077,824	32,984,826	29,661,556
Net income (loss) per common share – basic	$0.36	$0.29	$0.29	$(1.35)
Net income (loss) per common share – diluted	$0.33	$0.29	$0.27	$(1.35)

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2024	32,812,007	$328	—	$—	$567,654	$—	$(21,576)	$546,406
Net (loss)	—	—	—	—	—	—	(2,186)	(2,186)
Issuance of restricted stock units, net of forfeitures	19,403	—	—	—	(74)	—	—	(74)
Equity-based compensation	—	—	—	—	1,758	—	—	1,758
Common stock dividends declared	—	—	—	—	(16,249)	—	—	(16,249)
Stock exchanged for tax withholding and retired	(332,840)	(3)	—	—	(6,936)	—	—	(6,939)
Balance—March 31, 2024	32,498,570	$325	—	$—	$546,153	$—	$(23,762)	$522,716

Net income	—	—	—	—	—	—	10,928	10,928
Issuance of restricted stock units	131,024	1	—	—	(1)	—	—	—
Equity-based compensation	—	—	—	—	2,047	—	—	2,047
Common stock dividends declared	—	—	—	—	(17,186)	—	—	(17,186)
Balance—June 30, 2024	32,629,594	$326	—	$—	$531,013	$—	$(12,834)	$518,505

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2023	—	$—	—	$—	$—	$564,423	$—	$564,423
Net income (loss)	—	—	—	—	—	1,832	(49,647)	(47,815)
Issuance of common stock in exchange for Vitesse Energy, LLC	25,914,891	259	—	—	565,996	(566,255)	—	—
Issuance of common stock in exchange for Non-Founder MIU's	163,544	2	—	—	4,557	—	—	4,559
Acquisition of Vitesse Oil, LLC	2,120,312	21	—	—	30,607	—	—	30,628
Issuance of restricted stock units	3,136,456	31	—	—	(31)	—	—	—
Issuance of Transitional Plan awards	1,475,631	15	—	—	(15)	—	—	—
Equity-based compensation	—	—	—	—	27,972	—	—	27,972
Common stock dividends declared	—	—	—	—	(16,405)	—	—	(16,405)
Repurchase of common stock	(14,600)	—	—	—	(248)	—	—	(248)
Balance—March 31, 2023	32,796,234	$328	—	$—	$612,433	$—	$(49,647)	$563,114

Net income	—	—	—	—	—	—	9,620	9,620
Issuance of restricted stock units	16,666	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,428	—	—	1,428
Common stock dividends declared	—	—	—	—	(16,408)	—	—	(16,408)
Balance—June 30, 2023	32,812,900	$328	—	$—	$597,453	$—	$(40,027)	$557,754

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$8,742	$(38,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	48,860	37,220
Unrealized loss (gain) on derivative instruments	13,244	(9,860)
Equity-based compensation	3,652	29,400
Deferred income taxes	2,806	47,183
Amortization of debt issuance costs	387	322
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	(1,403)	17,706
Prepaid expenses and other current assets	643	(2,059)
Accounts payable	(1,431)	2,204
Accrued liabilities	(920)	(5,703)
Other	—	25
Net cash provided by Operating Activities	74,580	78,243
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(19,917)	(4,230)
Development of oil and gas properties	(49,914)	(39,034)
Purchase of property and equipment	(45)	(20)
Net cash used in Investing Activities	(69,876)	(43,284)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	35,500	12,000
Repayments of revolving credit facility	(1,500)	(19,000)
Repayments of Vitesse Oil revolving credit facility	—	(5,000)
Dividends paid	(31,920)	(28,989)
Repurchases of common stock	—	(248)
Stock exchanged for tax withholding	(6,940)	—
Debt issuance costs	(275)	(369)
Net cash used in Financing Activities	(5,135)	(41,606)
Net (Decrease) in Cash	(431)	(6,647)
Cash—Beginning of period	552	10,007
Cash—End of period	$121	$3,360
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,376	$2,132
Cash paid for income taxes	—	1,292
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$43,391	$33,118
Asset retirement obligations capitalized to oil and gas properties	—	392
Issuance of common stock to acquire Vitesse Oil	—	30,628

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
The Predecessor is a Delaware limited liability company formed on April 29, 2014. Prior to the Spin-Off, the membership interests in the Predecessor were held approximately 97.5% by affiliates of JFG and approximately 2.5% by 3B Energy, LLC (“3B”), an entity whose members are comprised of certain executives of the Company. Financial information presented for periods ended prior to January 13, 2023 is that of the Predecessor, which was organized as a tax partnership. Therefore, for periods prior to January 13, 2023 the financial statements of the Company do not reflect the impact of income taxes. As noted above, as a result of the Spin-Off, the Predecessor became a wholly owned subsidiary of Vitesse, which is organized as a taxable corporation. Therefore, the financial statements of the Company reflect the impact of income taxes applied to the consolidated results of operations of the Company, including the initial basis differences between tax and financial accounting for our assets and liabilities at the Spin-Off resulting in a one-time charge of $44.1 million to income tax expense. Financial information presented for periods ended on and after January 13, 2023 is that of the Company, which reflects the consolidated results of the Predecessor and Vitesse Oil.
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
Interim Financial Statements

These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit. As of June 30, 2024 and December 31, 2023, the Company held no cash equivalents.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three and six months ended June 30, 2024, the Company recorded depletion expense of $25.1 million and $48.5 million, respectively. The Company’s depletion rate per Boe for the three and six months ended June 30, 2024 was $20.45 in both periods. During the three and six months ended June 30, 2023, the Company recorded depletion expense of $18.6 million, and $36.9 million, respectively. The Company’s depletion rate per Boe for the three and six months ended June 30, 2023 was $17.98 and $17.82, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three and six months ended June 30, 2024 and 2023.
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
Concentrations of Credit Risk
For both the three and six months ended June 30, 2024, four operators accounted for 60 percent of oil and natural gas revenue.
For the three and six months ended June 30, 2023, three and four operators accounted for 50 percent and 57 percent, respectively, of oil and natural gas revenue.
As of June 30, 2024 and December 31, 2023, three operators accounted for 56 percent of oil and natural gas revenue receivable.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2024 and December 31, 2023.
Deferred Finance Charges
Costs associated with the revolving credit facility are deferred and amortized to interest expense over the term of the related financing. The amount of deferred financing costs incurred, and the amortization of deferred financing costs, was immaterial for all periods presented.

Derivative Financial Instruments
The Company enters into derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts may take the form of swaps, puts, calls, or collars. Cash settlements from the Company’s commodity price risk management activities are recorded in the month the contracts mature. Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to Commodity derivative gain (loss), net on the statements of operations.
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
During the three and six months ended June 30, 2024, the Company purchased proved oil and gas properties in multiple transactions for an aggregate purchase price of $13.2 million and $19.9 million, respectively.
During the six months ended June 30, 2023, the Company purchased proved oil and gas properties and proved leaseholds in multiple transactions for an aggregate purchase price of $4.2 million. In addition, as part of the Spin-Off, $35.6 million of oil and gas properties and $5.0 million of net liabilities of Vitesse Oil were contributed in exchange for 2,120,312 shares of common stock of the Company for total consideration of $30.6 million.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three and six months ended June 30, 2024 and 2023 were immaterial.
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
Recurring Fair Value Measurements
As of June 30, 2024, the Company’s derivative financial instruments are composed of commodity swaps. The fair value of the swap agreements is determined under the income valuation technique using a discounted cash flow model. The fair values of options are determined under the income valuation technique using an option pricing model along with the stated amount of deferred premiums if applicable. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy (see Note 6).
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
Note 5— Credit Facility
Revolving Credit Facility
In connection with the Spin-Off in January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates the revolving credit facility of the Predecessor (the “Prior Revolving Credit Facility”). The Predecessor, as predecessor borrower under the Prior Revolving Credit Facility, assigned the liens and existing rights, liabilities and obligations under the Prior Revolving Credit Facility to the Company pursuant to the Revolving Credit Facility. The Revolving Credit Facility will mature on April 29, 2026. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the borrowing base and (3) the maximum credit amount of $500.0 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of June 30, 2024 and December 31, 2023, the Company’s borrowing base was $245.0 million at both dates with an aggregate elected commitment of $245.0 million and $180.0 million of which $115.0 million and $81.0 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate unchanged from the Prior Revolving Credit Facility, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of June 30, 2024 and December 31, 2023, the interest rate on the outstanding balance under the Revolving Credit Facility was 8.44% and 8.46%, respectively.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These financial covenants are consistent with the Prior Revolving Credit Facility. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at June 30, 2024.
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
■On May 20, 2024, in conjunction with the regular semi-annual borrowing base redetermination, the Company entered into an amendment to the Revolving Credit Facility that increased the elected commitments to $245 million and added a sixth lender to the syndicate of banks.
Note 6—Derivative Instruments
The Company periodically enters into various commodity hedging instruments to mitigate a portion of the effect of oil and natural gas price fluctuations. The Company classifies commodity derivative assets and liabilities as current or noncurrent commodity derivative assets or current or noncurrent commodity derivative liabilities, whichever the case may be.
The following table summarizes the classification and fair value amounts of all commodity derivative instruments in the balance sheet as of June 30, 2024, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$914	$(762)	$152
Noncurrent derivative assets	277	—	277
Total	$1,191	$(762)	$429
Commodity derivative liabilities:
Current derivative liabilities	$3,289	$(762)	$2,527
Total	$3,289	$(762)	$2,527

The following table summarizes the classification and fair value amounts of all commodity derivative instruments in the balance sheet as of December 31, 2023, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$10,038	$—	$10,038
Noncurrent derivative assets	1,109	—	1,109
Total	$11,147	$—	$11,147

As of June 30, 2024, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE ROUNDED FIXED PRICE
WTI-NYMEX	Q3 2024	507,500	78
WTI-NYMEX	Q4 2024	490,000	78
WTI-NYMEX	Q1 2025	375,000	74
WTI-NYMEX	Q2 2025	360,000	75
WTI-NYMEX	Q3 2025	90,000	75
WTI-NYMEX	Q4 2025	90,000	75

Due to the volatility of oil prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period.
The counterparties in the Company’s derivative instruments either do not require collateral or also participate in the Revolving Credit Facility; and thus have the right of offset for any derivative liabilities, with the Revolving Credit Facility secured by the Company’s oil and gas assets. For further discussion related to the fair value of the Company’s derivatives, see Note 4.
Note 7—Accrued Liabilities
Accrued liabilities at June 30, 2024 and December 31, 2023 are summarized as follows:

	JUNE 30,	DECEMBER 31,
(in thousands)	2024	2023
Accrued capital expenditures	$32,500	$22,800
Accrued lease operating expenses, net	3,981	3,258
Accrued compensation	1,766	3,647
Accrued dividends	3,676	1,967
Other accrued liabilities	1,074	835
Total	$42,997	$32,507

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
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During the three and six months ended June 30, 2024, the Company recorded its net share of fees from JETX of $0.7 million and $1.4 million, respectively. During the three and six months ended June 30, 2023, the Company recorded its net share of fees from JETX of $0.7 million and $1.3 million, respectively. These fees are classified as a reduction to general and administrative expenses on the accompanying statements of operations.
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
Common Stock
During the six months ended June 30, 2024, the following transactions related to our common stock occurred:
■841,998 RSUs vested and were released as common stock, of which 332,840 were exchanged for tax withholding and retired by the Company.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. Under the LTIP, 3,960,000 shares were initially available to be awarded and as of June 30, 2024, there were 553,222 shares available to be granted.
Restricted Stock Units
The following is a summary of RSU activity during the six months ended June 30, 2024 and 2023:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2024	3,152,247	$14.99
Granted	69,403	21.48
Vested	(792,000)	14.40
Forfeited	(50,000)	14.40
Outstanding at March 31, 2024	2,379,650	$15.39
Granted	131,024	22.91
Vested	(49,998)	18.77
Forfeited	—	—
Outstanding at June 30, 2024	2,460,676	$15.72

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2023	—	$—
Granted	3,136,456	14.43
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	3,136,456	$14.43
Granted	16,666	22.57
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	3,153,122	$14.47

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
During the three and six months ended June 30, 2024, the Company recognized $1.9 million and $3.4 million of equity-based compensation expense relating to these restricted stock units, respectively.
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
As of June 30, 2024, there is $15.4 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through February 2027, over a weighted-average period of 2.16 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024
Forecast period (years)	2.85
Risk-free rates	4.4%
Expected equity volatility	55%
Stock price on grant date	$21.48
Grant date fair value	$22.02

The following is a summary of PSU activity during the six months ended June 30, 2024:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2024	—	$—
Granted	104,104	22.02
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2024	104,104	$22.02
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2024	104,104	$22.02

During the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.3 million of equity-based compensation expense relating to these performance stock units, respectively.
As of June 30, 2024, there is $2.0 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2026, over a weighted-average period of 2.5 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three and six months ended June 30, 2024 and 2023. The intrinsic option value of the options was $6.7 million at June 30, 2024 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,631, gross of fractional shares to be settled in cash, and at June 30, 2024 and December 31, 2023 103,653 have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three and six months ended June 30, 2024, zero and 1,000 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively. During the three and six months ended June 30, 2023, zero and 603,249 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three and six months ended June 30, 2024, 2,915 and 52,106 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively. During the three and six months ended June 30, 2023, 11,454 and 50,744 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.
The remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2024	114,727	5,474	120,201
2025	93,580	17,262	110,842
2026	323,138	48,619	371,757
2027	837	54,269	55,106
2028	838	32,988	33,826
Thereafter	130,985	19,793	150,778
Total	664,105	178,405	842,510

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
During the six months ended June 30, 2024, the Company did not repurchase any common stock. During the six months ended June 30, 2023, the Company repurchased 14,600 shares for $0.2 million and the shares were subsequently retired.

Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands except share and per share amounts)	2024	2023	2024	2023
Numerator for earnings per common share:
Net income (loss) attributable to Vitesse Energy, Inc.	$10,928	$9,620	$8,742	$(40,027)
Allocation of earnings to participating securities(1)	—	(932)	—	—
Net income (loss) attributable to common shareholders	$10,928	$8,688	$8,742	$(40,027)
Adjustment to allocation of earnings to participating securities related to diluted shares	—	932	—	—
Net income (loss) attributable to common shareholders for diluted EPS	$10,928	$9,620	$8,742	$(40,027)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	29,485,574	28,787,389	29,429,456	28,691,356
Weighted average Transitional Share RSUs outstanding with no future service required	560,616	872,382	560,621	970,200
Denominator for basic earnings per common share	30,046,190	29,659,771	29,990,077	29,661,556
LTIP RSUs	2,436,305	3,143,599	2,450,426	—
LTIP PSUs	156,156	—	156,156	—
Transitional Share options	284,514	274,454	284,514	—
Transitional Share RSUs with remaining performance/service obligation	103,653	—	103,653	—
Denominator for diluted earnings per common share	33,026,818	33,077,824	32,984,826	29,661,556

Net income (loss) per common share:
Basic	$0.36	$0.29	$0.29	$(1.35)
Diluted	$0.33	$0.29	$0.27	$(1.35)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	—	—	—	3,135,174
Transitional Share options	—	—	—	274,454

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
Note 11—Income Taxes
For the three and six months ended June 30, 2024 the Company recorded income tax expense of $3.7 million and $2.9 million, respectively. The provision for income taxes for the three and six months ended June 30, 2024 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) §162(m) limitations on certain covered employee compensation and (ii) state income taxes.
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
Note 12—Leases
In June 2024, the Company’s office space lease commenced and resulted in a $4.7 million right-of-use asset and related lease obligation that are recorded within Other noncurrent assets and Other noncurrent liabilities, respectively, on the condensed consolidated balance sheets.

Note 13—Subsequent Events
On July 30, 2024, Vitesse’s Board of Directors declared a regular quarterly cash dividend for Vitesse’s common stock of $0.525 per share for stockholders of record as of September 16, 2024, which will be paid on September 30, 2024.
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
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets at attractive rates of return, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in non-operated minority working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of June 30, 2024, we had a working interest in 5,864 gross (162.7 net) productive wells and 263 gross (11.1 net) wells that were being drilled or completed, and an additional 319 gross (8.7 net) wells that had been permitted for development by our operators.
Our financial and operating performance for the three months ended June 30, 2024 included the following:
■Paid quarterly dividend of $0.525 per share to our common stockholders.
■Production of 13,504 BOE/day with 70% of production from oil.
■Total revenue of $66.6 million.
■Net income of $10.9 million.
■Cash flows from operations of $35.2 million.
■Invested $37.6 million in capital development and acquisitions.
■Total debt of $115.0 million at June 30, 2024.
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
Commodity derivative gain (loss), net. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and gas. Gain (loss) on commodity derivatives, net is comprised of (1) cash gains and losses we recognize on settled commodity derivatives during the period, and (2) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.
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

	THREE MONTHS ENDED JUNE 30,
Average Daily Prices (1)	2024	2023
Oil (per Bbl)	$80.55	$73.58
Natural Gas (per MMBtu)	2.07	2.16

	SIX MONTHS ENDED JUNE 30,
Average Daily Prices (1)	2024	2023
Oil (per Bbl)	$78.72	$74.80
Natural Gas (per MMBtu)	2.11	2.40

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average second quarter 2024 oil price was $80.55 per barrel or 9% higher than the average oil price per barrel in the second quarter of 2023. Our settled derivatives decreased our realized oil price per barrel by $1.21 in the second quarter of 2024 and increased our realized oil price per barrel by $2.28 during the second quarter of 2023. Our average second quarter 2024 realized oil price per barrel after reflecting settled derivatives was $73.42 compared to $72.18 during the same period in 2023. The average second quarter 2024 NYMEX natural gas price was $2.07 per MMBtu, or 4% lower than the average NYMEX price per MMBtu in the second quarter of 2023. In the second quarter 2024 and 2023, we had no natural gas price derivatives in place and our realized natural gas price was $1.11 per Mcf and $1.41 per Mcf, respectively.
The average year-to-date 2024 oil price was $78.72 per barrel or 5% higher than the 2023 average year-to-date oil price per barrel. Our settled derivatives decreased our average year-to-date 2024 realized oil price per barrel by $0.12 and increased our realized oil price per barrel by $1.68 during the same period in 2023. Our average year-to-date 2024 realized oil price per barrel after reflecting settled derivatives was $72.56 compared to $73.10 during the same period in 2023. The average year-to-date 2024 NYMEX natural gas price was $2.11 per MMBtu, or 12% lower than the 2023 average year-to-date price per MMBtu. During the six months ended June 30, 2024 and 2023, we had no natural gas price derivatives in place and our realized natural gas price was $1.50 per Mcf and $2.53 per Mcf, respectively.

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

Results of Operations
Three months ended June 30, 2024 Compared with Three months ended June 30, 2023
The following table sets forth selected financial and operating data for the periods indicated.

	QUARTER ENDED JUNE 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2024	2023	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$64,127	$48,733	$15,394	32%
Natural gas	2,471	2,855	(384)	(13%)
Total revenue	$66,598	$51,588	$15,010	29%
Operating Expenses
Lease operating expense	$12,272	$9,316	$2,956	32%
Production taxes	5,426	4,919	507	10%
General and administrative	4,724	4,461	263	6%
Depletion, depreciation, amortization, and accretion	25,315	18,748	6,567	35%
Equity-based compensation	2,047	1,428	619	43%
Interest Expense	$2,585	$1,115	$1,470	132%
Commodity Derivative Gain, Net	$379	$4,779	$(4,400)	(92%)
Income Tax (Benefit) Expense	$3,678	$6,812	$(3,134)	(46%)
Production Data:
Oil (MBbls)	859	697	162	23%
Natural gas (MMcf)	2,217	2,018	199	10%
Combined volumes (MBoe)	1,229	1,034	195	19%
Daily combined volumes (Boe/d)	13,504	11,359	2,145	19%
Average Realized Prices before Hedging:
Oil (per Bbl)	$74.63	$69.90	$4.73	7%
Natural gas (per Mcf)	1.11	1.41	(0.30)	(21%)
Combined (per Boe)	54.20	49.91	4.29	9%
Average Realized Prices with Hedging:
Oil (per Bbl)	$73.42	$72.18	$1.24	2%
Natural gas (per Mcf)	1.11	1.41	(0.30)	(21%)
Combined (per Boe)	53.36	51.45	1.91	4%
Average Costs (per Boe):
Lease operating	$9.99	$9.01	$0.98	11%
Production taxes	4.42	4.76	(0.34)	(7%)
General and administrative	3.84	4.32	(0.48)	(11%)
Depletion, depreciation, amortization, and accretion	20.60	18.14	2.46	14%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $66.6 million for the three months ended June 30, 2024 from $51.6 million for the three months ended June 30, 2023. The increase in oil and natural gas revenue was due to a 19% increase in production volumes, driven by acquisition and development activity, and a 9% increase in the average realized prices per Boe before hedging for the three months ended June 30, 2024. The increase in production volumes and average realized prices per Boe before hedging increased oil and natural gas revenue by approximately $10.6 million and $4.4 million, respectively.
Our oil price differential to the weighted average benchmark price during the three months ended June 30, 2024 was negative $5.90 per barrel, as compared to a negative $3.78 per barrel during the three months ended June 30, 2023, primarily due to less favorable local market pricing as compared to the benchmark price due to regional supply and demand imbalances. Our net realized natural gas price during the three months ended June 30, 2024 was $1.11 per Mcf, representing a 52% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $1.41 per Mcf during the three months ended June 30, 2023, representing a 65% realization relative to weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $9.99 per Boe for the three months ended June 30, 2024 from $9.01 per Boe for the three months ended June 30, 2023. The increase per Boe for the three months ended June 30, 2024 compared with the three months ended June 30, 2023 was due in part to the blend of production during the three months ended June 30, 2024 with a higher percentage of production from older vintage wells with higher cost structures.
Production Tax Expense. Total production taxes increased to $5.4 million for the three months ended June 30, 2024 from $4.9 million for the three months ended June 30, 2023. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.1% and 9.5% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the production tax rate for the three months ended June 30, 2024 was due to operators correcting withholding based on recent actual tax filings.
General and Administrative Expense. General and administrative expense increased to $4.7 million for the three months ended June 30, 2024 from $4.5 million for the three months ended June 30, 2023. General and administrative expense on a per Boe basis decreased to $3.84 for the three months ended June 30, 2024 from $4.32 for the three months ended June 30, 2023. The increase in total general and administrative expense was primarily due to costs of becoming a public company.
DD&A. DD&A increased to $25.3 million for the three months ended June 30, 2024 compared with $18.7 million for the three months ended June 30, 2023. The increase was the result of a 19% increase in production and a $2.46 per Boe increase in the DD&A rate for the three months ended June 30, 2024 compared with the three months ended June 30, 2023. The higher DD&A rate was driven by changes to reserves due to declining oil and gas prices and higher acquisition and development costs in 2024. The increase in production accounted for a $4.0 million increase in DD&A expense while the increase in the DD&A rate accounted for a $2.5 million increase in DD&A expense.
For the three months ended June 30, 2024, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.45 per Boe compared with $17.98 per Boe for the three months ended June 30, 2023.
Equity-Based Compensation. During the three months ended June 30, 2024, equity-based compensation expense increased to $2.0 million from $1.4 million during the three months ended June 30, 2023. Equity-based compensation expense was primarily higher in 2024 due to additional LTIP RSUs and PSUs awarded to employees and directors at a higher grant date price.
Interest Expense. Interest expense increased to $2.6 million for the three months ended June 30, 2024 from $1.1 million for the three months ended June 30, 2023. The increase for the three months ended June 30, 2024 was due to the debt balance increasing to $115.0 million from $41.0 million at June 30, 2023.
Commodity Derivative Gain, Net. The commodity derivative gain was $0.4 million for the three months ended June 30, 2024 compared with a gain of $4.8 million for the three months ended June 30, 2023. Gain on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	QUARTER ENDED JUNE 30,
(in thousands)	2024	2023
Realized (loss) gain on commodity derivatives (1)	$(1,033)	$1,595
Unrealized gain on commodity derivatives (1)	1,412	3,184
Total commodity derivative gain	$379	$4,779

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

In the three months ended June 30, 2024, approximately 62% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $1.0 million. In the three months ended June 30, 2023, approximately 50% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $1.6 million.
At June 30, 2024, all of our derivative contracts were recorded at their fair value, which was a net liability of $2.1 million, a decrease in value of $13.2 million from the $11.1 million net asset recorded as of December 31, 2023. The decrease was primarily due to increases in forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense. For the three months ended June 30, 2024, we recorded an income tax expense of $3.7 million related to federal and state income taxes compared to an income tax expense of $6.8 million for the three months ended June 30, 2023.
The provision for income taxes for the three months ended June 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes.

Results of Operations
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
The following table sets forth selected financial and operating data for the periods indicated.

	SIX MONTHS ENDED JUNE 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2024	2023	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$121,491	$99,219	$22,272	22%
Natural gas	6,301	10,330	(4,029)	(39%)
Total revenue	$127,792	$109,549	$18,243	17%
Operating Expenses
Lease operating expense	$24,063	$18,397	$5,666	31%
Production taxes	11,226	10,174	1,052	10%
General and administrative	10,098	15,323	(5,225)	(34%)
Depletion, depreciation, amortization, and accretion	48,860	37,220	11,640	31%
Equity-based compensation	3,652	29,400	(25,748)	(88%)
Interest Expense	$4,788	$2,295	$2,493	109%
Commodity Derivative (Loss) Gain, Net	$(13,445)	$12,198	$(25,643)	(210%)
Income Tax (Benefit) Expense	$2,946	$47,183	$(44,237)	(94%)
Production Data:
Oil (MBbls)	1,672	1,389	283	20%
Natural gas (MMcf)	4,200	4,089	111	3%
Combined volumes (MBoe)	2,371	2,071	300	14%
Daily combined volumes (Boe/d)	13,030	11,441	1,589	14%
Average Realized Prices before Hedging:
Oil (per Bbl)	$72.68	$71.42	$1.26	2%
Natural gas (per Mcf)	1.50	2.53	(1.03)	(41%)
Combined (per Boe)	53.89	52.90	0.99	2%
Average Realized Prices with Hedging:
Oil (per Bbl)	$72.56	$73.10	$(0.54)	(1%)
Natural gas (per Mcf)	1.50	2.53	(1.03)	(41%)
Combined (per Boe)	53.80	54.03	(0.23)	—%
Average Costs (per Boe):
Lease operating	$10.15	$8.88	$1.27	14%
Production taxes	4.73	4.91	(0.18)	(4%)
General and administrative	4.26	7.40	(3.14)	(42%)
Depletion, depreciation, amortization, and accretion	20.60	17.97	2.63	15%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $127.8 million for the six months ended June 30, 2024 from $109.5 million for the six months ended June 30, 2023. The increase in oil and natural gas revenue was due to a 14% increase in production volumes, driven by acquisition and development activity, and a 2% increase in the average realized prices per Boe before hedging for the six months ended June 30, 2024. The increase in production volumes and average realized prices per Boe before hedging increased oil and natural gas revenue by approximately $16.2 million and $2.1 million, respectively.
Our oil price differential to the weighted average benchmark price during the six months ended June 30, 2024 was negative $6.18 per barrel, as compared to a negative $3.45 per barrel during the six months ended June 30, 2023, primarily due to less favorable local market pricing as compared to the benchmark price due to regional supply and demand imbalances. Our net realized natural gas price during the six months ended June 30, 2024 was $1.50 per Mcf, representing a 73% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $2.53 per Mcf during the six months ended June 30, 2023, representing a 104% realization relative to weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $10.15 per Boe for the six months ended June 30, 2024 from $8.88 per Boe for the six months ended June 30, 2023. The increase per Boe for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 was related to higher service costs throughout the six months ended June 30, 2024, due to higher operating costs associated with inclement weather in January 2024 and the blend of production with a higher percentage of production from older vintage wells with higher cost structures.
Production Tax Expense. Total production taxes increased to $11.2 million for the six months ended June 30, 2024 from $10.2 million for the six months ended June 30, 2023. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.8% and 9.3% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the production tax rate for the six months ended June 30, 2024 was due to operators correcting withholding based on recent actual tax filings.
General and Administrative Expense. General and administrative expense decreased to $10.1 million for the six months ended June 30, 2024 from $15.3 million for the six months ended June 30, 2023. General and administrative expense on a per Boe basis decreased to $4.26 for the six months ended June 30, 2024 from $7.40 for the six months ended June 30, 2023. The decrease in general and administrative expense was primarily due to costs in the first half of 2023 related to the Spin-Off of $6.8 million. Excluding costs related to the Spin-Off the per Boe rate for the six months ended June 30, 2023 would have been $4.11. The increase in per BOE cost is associated with becoming a public company.
DD&A. DD&A increased to $48.9 million for the six months ended June 30, 2024 compared with $37.2 million for the six months ended June 30, 2023. The increase was the result of a 14% increase in production and a $2.63 per Boe increase in the DD&A rate for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The higher DD&A rate was driven by changes to reserves due to lower oil and gas prices and higher acquisition and development costs in 2024. The increase in production accounted for a $6.2 million increase in DD&A expense while the increase in the DD&A rate accounted for a $5.4 million increase in DD&A expense.
For the six months ended June 30, 2024, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.45 per Boe compared with $17.82 per Boe for the six months ended June 30, 2023.
Equity-Based Compensation. During the six months ended June 30, 2024, equity-based compensation expense decreased to $3.7 million from $29.4 million during the six months ended June 30, 2023. Equity-based compensation expense was primarily higher in 2023 due to retirement vesting provisions in some of the awards resulting in 1,863,000 restricted stock units being expensed upon award. The retirement vesting provisions were responsible for $26.8 million of expense during the six months ended June 30, 2023.
Interest Expense. Interest expense increased to $4.8 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was due to the debt balance increasing to $115.0 million at June 30, 2024 from $41.0 million at June 30, 2023.
Commodity Derivative (Loss) Gain, Net. The commodity derivative loss was $13.4 million for the six months ended June 30, 2024 compared with a gain of $12.2 million for the six months ended June 30, 2023. (Loss) Gain on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
The mark-to-market fair value of the unsettled commodity derivative instruments will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower oil revenues in the future while losses indicate higher future oil revenues. Oil prices rose during the six months ended June 30, 2024 as compared to oil price declines during the six months ended June 30, 2023.

The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2024	2023
Realized (loss) gain on commodity derivatives (1)	$(201)	$2,338
Unrealized (loss) gain on commodity derivatives (1)	(13,244)	9,860
Total commodity derivative (loss) gain	$(13,445)	$12,198

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
In the six months ended June 30, 2024, approximately 56% of our oil volumes and none of our natural gas volumes were subject to financial hedges, which resulted in a realized loss on oil derivatives of $0.2 million. In the six months ended June 30, 2023, approximately 50% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $2.3 million.
At June 30, 2024, all of our derivative contracts were recorded at their fair value, which was a net liability of $2.1 million, a decrease in value of $13.2 million from the $11.1 million net asset recorded as of December 31, 2023. The decrease was primarily due to increases in forward commodity prices relative to prices on our open commodity derivative contracts.
Income Tax Expense. During the six months ended June 30, 2024, we recorded an income tax expense of $2.9 million related to federal and state income taxes.
During the six months ended June 30, 2023, the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of a $44.1 million deferred tax liability related to the temporary difference between the tax and GAAP basis of the assets of the Predecessor and an offsetting charge to income tax expense. Additionally, we recorded an income tax expense of $3.1 million for the six months ended June 30, 2023 related to federal and state income taxes.
The provision for income taxes for the six months ended June 30, 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes.
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
Liquidity and Capital Resources
Overview. At June 30, 2024, we had $0.1 million of unrestricted cash on hand and $130.0 million available under the borrowing base in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand and availability under the Revolving Credit Facility and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of revenue receivables, expenditures related to our acquisition and development activity, production operations and the impact of our outstanding commodity derivative instruments.
At June 30, 2024, we had a working capital deficit of $10.2 million, compared to a deficit of $2.1 million at December 31, 2023. Current assets decreased by $9.4 million while current liabilities decreased by $1.2 million at June 30, 2024, compared to December 31, 2023. The decrease in current assets during the six months ended June 30, 2024 was primarily due to a decrease of $9.9 million in our current commodity derivative instruments due to the change in fair value. The decrease in current liabilities during the six months ended June 30, 2024 was mostly due to a decrease of $3.6 million in accounts payable and accrued liabilities as a result of paying accrued oil and gas development costs and accrued employee compensation, partially offset by an increase of $2.5 million in current derivative instrument liabilities as a result of forward oil price increases.

Cash Flows. Our cash flows for the six months ended June 30, 2024 and 2023 are presented below:

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2024	2023
Cash flows provided by operating activities	$74,580	$78,243
Cash flows used in investing activities	(69,876)	(43,284)
Cash flows used in financing activities	(5,135)	(41,606)
Net (decrease) in cash	$(431)	$(6,647)

During the six months ended June 30, 2024, we generated $74.6 million of cash from operations, a $3.7 million decrease from the six months ended June 30, 2023. Cash flows from operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil production for the next 12 to 24 months. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3, “ Quantitative and Qualitative Disclosures about Market Risk.”
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. As of June 30, 2024, we had no natural gas derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the six months ended June 30, 2024 was $69.9 million compared to $43.3 million during the six months ended June 30, 2023. The $26.6 million increase was primarily related to development activity by operators on near term development acquisitions made in the past year. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisition activities was $19.9 million and $4.2 million, during the six months ended June 30, 2024 and 2023, respectively.
Cash used in financing activities was $5.1 million and $41.6 million during the six months ended June 30, 2024 and 2023, respectively. The cash used in financing activities during the six months ended June 30, 2024 was related to $31.9 million in dividends paid and the $6.9 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $34.0 million of net borrowings under our Revolving Credit Facility. During the six months ended June 30, 2023, we had net repayments of $12.0 million under our Revolving Credit Facility and $29.0 million in distributions to our equity holders.
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

Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of June 30, 2024, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $31.9 million during the six months ended June 30, 2024. While we believe that our future cash flows from operations will be able to sustain the current level of dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the six months ended June 30, 2024, total capital expenditures was $69.8 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023. The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2024 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
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
The following table summarizes our open crude oil swap contracts as of June 30, 2024, by fiscal quarter.

SETTLEMENT PERIOD	OIL (Bbls)	WEIGHTED AVERAGE PRICE
Swaps-Crude Oil
2024:
Q3	507,500	$77.97
Q4	490,000	$78.11
2025:
Q1	375,000	$73.81
Q2	360,000	$74.65
Q3	90,000	$75.00
Q4	90,000	$75.00

See Note 4 (“Fair Value Measurements”) and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements for further details regarding our commodity derivatives, including basis swap contracts for crude oil, which are not included in the foregoing tables. Subsequent to June 30, 2024 additional oil swaps covering 270,000 Bbls at a weighted average price of $74.88 per Bbl were put in place for calendar year 2025
Based upon our open commodity derivative positions at June 30, 2024, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $1.9 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our long-term debt is composed of borrowings that contain floating interest rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.75% to 2.75% with respect to Base Rate borrowings and 2.75% to 3.75% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.5 million increase or decrease in interest expense for the six months ended June 30, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	59.8	million
May 1, 2024 to May 31, 2024	—	—	—	59.8	million
June 1, 2024 to June 30, 2024	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
10.1
Second Amendment to Second Amended and Restated Credit Agreement dated as of May 20, 2024, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	August 5, 2024
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	August 5, 2024
James P. Henderson	(Principal Financial and Accounting Officer)