Form 10-K
period 2024-12-31
Vitesse Energy, Inc.
filed 2025-03-12
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on such date) was approximately $591 million.
As of March 10, 2025, the registrant had 38,578,409 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the registrant’s 2025 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this report for the year ended December 31, 2024.

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
■the Lucero Acquisition (as defined herein) may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock;
■the ultimate timing, outcome, and results of integrating and executing on Lucero’s operations;
■the pace of our operators’ drilling and completion activity on our properties, including in connection with refrac programs and extended length three-mile and four-mile lateral wells;
■our operators’ ability to complete projects on time and on budget;
■uncertainties about estimates of reserves, identification of drilling locations and the ability to add reserves in the future;
■our ability to complete acquisitions;
■actions taken by third-party operators, processors, transporters and gatherers;
■extreme weather events, natural disasters, fluctuating regional and global weather conditions or patterns, pandemic, war (such as conflict in the Middle East and the ongoing military conflict in Ukraine), financial or political instability, casualty losses and other matters beyond our control;
■changes in general economic conditions, including central bank policy actions, inflation and potential changes in US trade policy;
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
■large customer defaults; and
■labor relations.

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
■“ABCA” means the Business Corporations Act (Alberta), as amended including the regulations promulgated thereunder;
■“Amended and Restated Bylaws” refers to the bylaws of Vitesse effective as of January 13, 2023;
■“Amended and Restated Certificate of Incorporation” refers to the certificate of incorporation of Vitesse effective as of January 12, 2023;
■“Basin” refers to a large natural depression on the earth’s surface in which sediments generally brought by water accumulate;
■“Board” refers to our board of directors;
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
■“DAPL” refers to the Dakota Access Pipeline;
■“CEQ” refers to the Council on Environmental Quality, a division of the Executive Office of the President;
■“CERCLA” refers to the Comprehensive Environmental, Response, Compensation, and Liability Act;
■“CFTC” refers to the Commodities Futures Trading Commission;
■“Code” refers to the United States Internal Revenue Code of 1986, as amended;
■“completion” refers to the process of preparing an oil and natural gas wellbore for production through the installation of permanent production equipment, as well as perforation and fracture stimulation to optimize production of oil, natural gas or NGLs;
■“condensate” refers to a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature;
■"Corps" refers to the United States Army Corps of Engineers;
■“CWA” refers to the Federal Water Pollution Control Act of 1972;
■“DD&A” refers to depletion, depreciation, amortization and accretion;
■“DGCL” refers to the General Corporation Law of the State of Delaware;
■“differential” refers to an adjustment to the price of oil or natural gas from an established index price to reflect differences in the quality or location of oil or natural gas;
■“Distribution” refers to the transaction on January 13, 2023 in which Jefferies distributed to its shareholders outstanding shares of our common stock held by Jefferies;
■“Dodd-Frank Act” refers to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
■“DOI” refers to the Department of the Interior;
■“dry hole” refers to a well found to be incapable of producing oil and natural gas in sufficient quantities to justify completion;
■“EIS” refers to an environmental impact statement;
■“EPA” refers to the Environmental Protection Agency;
■“ESA” refers to the Endangered Species Act;
■“ESG” refers to environmental, social and governance;
■“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
■“FERC” refers to the Federal Energy Regulatory Commission;
■“Final Order” means the final order of the Alberta Court pursuant to Section 193(4) of the ABCA approving the Lucero Arrangement Agreement;
■“FTC” refers to the Federal Trade Commission;
■“GAAP” refers to accounting principles generally accepted in the United States;
■“GHGs” refer to greenhouse gases;
■“Governmental Entities” means any supranational, national, provincial, tribal authority, state, local or foreign government, any instrumentality, subdivision, court, executive, legislature, tribunal, administrative agency, regulatory authority or commission or other authority thereof, or any quasi- governmental, self-regulatory or private body exercising any regulatory, judicial, administrative, taxing, importing or other governmental or quasi-governmental authority;
■“gross acres” refers to the total acres in which a working interest is owned;
■“gross wells” refers to the total wells in which a working interest is owned;
■“IRA” refers to the Inflation Reduction Act of 2022;
■“IRS” refers to the Internal Revenue Service;
■“Jefferies” or “JFG” refers to Jefferies Financial Group Inc. and its consolidated subsidiaries other than, for all periods following the Spin-Off, Vitesse, unless the context requires otherwise;
■“Jefferies Capital Partners” refers to Jefferies Capital Partners V L.P. and Jefferies SBI USA Fund L.P., collectively, the prior holders of a majority of the equity interests in Vitesse Oil and entities in which Jefferies holds an indirect limited partner interest;
■“Lucero” means Lucero Energy Corp., a corporation existing under the ABCA;
■“Lucero Acquisition” means the strategic business combination transaction that closed on March 7, 2025 whereby Vitesse acquired all of the issued and outstanding Lucero common shares pursuant to the Lucero Plan of Arrangement, with Lucero becoming a wholly owned subsidiary of Vitesse;
■“Lucero Arrangement Agreement” means that certain Lucero Arrangement Agreement, dated December 15, 2024, between Vitesse and Lucero, a copy of which is attached to the Current Report on Form 8-K filed with the SEC as December 19, 2024;
■“Lucero Plan of Arrangement” means that certain Plan of Arrangement substantially in the form attached as Exhibit B to the Lucero Arrangement Agreement, and any amendments or variations thereto made in accordance with the Lucero Arrangement Agreement and the Plan of Arrangement or upon the direction of the Alberta Court, in the Final Order;
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
■"NAAQS" refers to National Ambient Air Quality Standards;
■“NDIC” refers to the North Dakota Department of Mineral Resources, formerly the North Dakota Industrial Commission;
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
■“Paris Agreement” refers to the United Nations-sponsored Paris agreement;
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
■“Predecessor” refers to Vitesse Energy;
■“Pre-Spin-Off Transactions” refers to the series of transactions, including Vitesse’s acquisitions of Vitesse Energy and Vitesse Oil, consummated immediately prior to the Distribution;
■"Predecessor Company Agreement” means the Limited Liability Company Agreement of the Predecessor, dated as of July 1, 2018, as amended;

■“Prior Revolving Credit Facility” refers to the prior Amended and Restated Credit Agreement of Vitesse Energy, dated as of April 29, 2022, as amended from time to time, among Vitesse Energy, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto;
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
■“proved reserves” refers to the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically recoverable, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time;
■“PSU” refers to Performance Stock Units under the long-term incentive plan;
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
■“RCRA” refers the Federal Resource Conservation and Recovery Act;
■“reserves” refers to estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market, and all permits and financing required to implement the project;
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
■“SOFR” refers to the Secured Overnight Financing Rate;
■“Spin-Off” refers to our separation on January 13, 2023 from Jefferies and the creation of an independent, publicly traded company, Vitesse, through (1) the Pre-Spin-Off Transactions and (2) the Distribution;
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
■“Vitesse Energy” and the “Predecessor” refers to Vitesse Energy, LLC and its consolidated subsidiaries;
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
■“VOC” refers to volatile organic compounds;
■“WOTUS” refers to the waters of the United States; and
■“WTI” refers to West Texas Intermediate.

PRESENTATION OF FINANCIAL AND OPERATING DATA

Unless otherwise indicated, the financial, reserve and operational information presented (i) for periods prior to the January 13, 2023 Spin-Off in this Annual Report on Form 10-K is that of our Predecessor, Vitesse Energy, and (ii) does not reflect the Lucero Acquisition. Also, unless otherwise indicated all references to wells, working interest, royalty interest, or acreage are based on the published information available as of the date indicated, which may not be current.

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

PART I
Items 1 and 2. Business and Properties

Overview
We are an independent energy company focused on returning capital to stockholders through owning interests, predominantly as a non-operator, in oil and natural gas wells. We primarily engage in the acquisition, development and production of non-operated oil and natural gas properties in the United States that are generally operated by leading oil companies and are primarily in the Williston Basin of North Dakota and Montana, although we have assumed limited operations in the Williston Basin through the Lucero Acquisition. We also have non-operated properties in the Central Rockies, including the Denver-Julesburg Basin and the Powder River Basin. Since our inception, we have built a strong and diversified asset base through a combination of property acquisitions, development activities and the implementation of proprietary platforms and processes utilizing our extensive data resources. We believe the location and concentration of our assets in some of North America’s leading unconventional oil and natural gas resource plays, along with our technical and data capabilities, provide us with acquisition and development opportunities that will result in significant long-term value. We are focused on using our cash flow to provide returns of capital to stockholders and maintain or grow our oil and natural gas production by developing our extensive inventory of drilling and completion locations and acquiring both producing wells and new development opportunities, while maintaining a strong balance sheet.
Vitesse has historically created value by acquiring non-operated minority working and mineral interests in oil and natural gas properties, comprising producing wells, near-term development opportunities and undeveloped acreage, and partnering with premier operators with significant experience in developing and producing oil and natural gas in our core areas. Over the past eleven years, we have executed on our technical, data driven, and financially disciplined acquisition and development strategy to build our core position in the Williston Basin and Central Rockies and grow our oil and natural gas production. During that time, we have focused on limiting our downside by maintaining conservative acquisition guidelines, limiting our debt leverage and opportunistically hedging our oil production. As a result, we have been able to preserve value when many independent energy companies were forced into financial recapitalizations and restructurings when commodity prices collapsed in 2014, 2018 and 2020.
We owned an average working interest of 2.8% in 6,071 gross (168.2 net) productive wells and royalty interests in an additional 1,180 productive wells as of December 31, 2024. We have engaged in oil and natural gas development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage. As of December 31, 2024, we owned a working interest in 248 gross (9.7 net) wells that were being drilled or completed, and an additional 362 gross (8.0 net) wells that had been permitted for future development by our operating partners. With respect to our non-operated assets, we rely on our operators to propose, permit and initiate the drilling and completion of wells. We assess each drilling and completion opportunity on a case-by-case basis and participate in wells that are expected to meet a desired rate of return based upon estimates of recoverable oil and natural gas reserves, anticipated oil and natural gas prices, the expertise of the operator, and the anticipated completed well cost from each project, as well as other factors.
Our business model provides us with inherent flexibility regarding the cadence of capital deployment and the agility to allocate a portion of our cash flow to the drilling and completion opportunities that we believe will achieve the highest rate of return. We work with more than 30 experienced operators that provide technical insights and opportunities for additional acquisitions and continued development.
On March 7, 2025, the Lucero Acquisition was consummated pursuant to which we acquired Lucero in an all-stock transaction. Lucero shareholders received 0.01239 of a share of Vitesse common stock for each common share of Lucero (other than Lucero common shares with respect to which dissenters’ rights have been validly exercised and not validly withdrawn), with 8,169,368 shares of Vitesse common stock issued. Lucero is an oil and natural gas operator with assets in the Bakken and Three Forks formations in the Williston Basin area of North Dakota. Upon completion of the Lucero Acquisition, prior Vitesse stockholders owned approximately 80% and prior Lucero shareholders owned approximately 20% of the common stock of the Company on a fully diluted basis.
The Lucero Acquisition is expected to strengthen our balance sheet and cash flows and serve to enhance our competitive strengths by increasing the optionality of our capital deployment through adding a limited operating function while maintaining our focus on assets in the Williston Basin.
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

The following table provides a summary of certain information regarding our assets as of December 31, 2024, including proved reserves as prepared by our third-party independent reserve engineers, Cawley.

	AS OF DECEMBER 31, 2024
	NET ACRES(1)	PRODUCTIVE WELLS (1) GROSS	NET	AVERAGE DAILY PRODUCTION (2) (Boe/d)	PROVED RESERVES (3) (MBoe)	PV-10 (3) (in thousands)	% OIL	% PROVED DEVELOPED
Williston Basin	47,840	5,960	152	12,341	38,469	$560,598	69%	66%
Central Rockies (4)	205	111	16	662	1,814	25,992	50%	92%
Total/Weighted Average	48,045	6,071	168	13,003	40,283	$586,590	68%	68%

(1)In addition, we have royalty interests in 1,180 productive wells, on 1,411 net royalty acres.
(2)Represents the average daily production for the twelve months ended December 31, 2024.
(3)Proved reserve quantities and related PV-10 values have been derived from a WTI oil price of $76.32 per Bbl and Henry Hub natural gas price of $2.13 per MMBtu, which were calculated using an average of the first-day-of-the-month price for each month within the 12 months ended December 31, 2024 as required by SEC and FASB guidelines, adjusted for average 2024 differentials. PV-10 is a non-GAAP financial measure that does not include the effects of income taxes on future net revenues, and is not intended to represent fair market value of our oil and natural gas properties. For a definition of and reconciliation of PV-10 to its nearest GAAP financial measure, see Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Information.
(4)Includes Denver-Julesburg and Powder River Basin assets, consisting primarily of wellbore only ownership.
In addition to the proved reserves shown in the table above, we believe our acreage also includes undeveloped drilling and completion locations not currently classified as proved as of December 31, 2024. While many of our undeveloped drilling and completion locations qualify as geologic and engineering proved reserves, we limit our proved undeveloped reserves to those locations that are reasonably certain to be developed over the next five years.
The Spin-Off
On January 13, 2023, Jefferies completed the legal and structural separation of the Predecessor of Vitesse from Jefferies. To effect the separation, first, Jefferies, among others, undertook certain Pre-Spin-Off Transactions described below:
■Certain members of management of the Predecessor transferred all of their equity interest in the Predecessor to Jefferies as repayment for prior loans;
■Jefferies and other holders of the Predecessor's equity interests transferred all of their interest in the Predecessor to us in exchange for newly issued shares of our common stock;
■Vitesse Oil equity holders transferred their interests to us in exchange for newly issued shares of our common stock;
■Previous compensation agreements and compensation plans were eliminated and replaced with new compensation plans including the LTIP; and
■We entered into a Revolving Credit Facility, which amended and restated the Prior Revolving Credit Facility, and used the proceeds to repay in full and terminate the Vitesse Oil Revolving Credit Facility and repay the Prior Revolving Credit Facility.
Jefferies then distributed all of our outstanding common stock held by Jefferies to Jefferies’ shareholders, and we became an independent, publicly traded company. After the Distribution, Jefferies does not own any shares of our common stock. In connection with the Spin-Off, we entered into certain agreements that governed, and will govern, our relationship with Jefferies, including a Separation and Distribution Agreement and a Tax Matters Agreement. Also, in connection with the Spin-Off, the Predecessor became a wholly owned subsidiary of a taxable entity (Vitesse). Therefore, we recorded the effects of income taxes within our consolidated financial statements which include the consolidated results of operations of the Predecessor and Vitesse Oil, as well as reflect the basis differences between tax and financial accounting for the assets and liabilities.
Business Strategy
Our business strategy is focused on creating long-term stockholder value through the acquisition, development and production of oil and natural gas assets at attractive rates of return, while maintaining a strong and conservative balance sheet and distributing a meaningful portion of our free cash flow to our stockholders. We believe the Lucero Acquisition is consistent with and enhances these core strategies. The key elements of our business strategy include the following:
■Dividends to Stockholders. Our business plan focuses on building a diversified, low-leverage, free cash flow generating business that can deliver meaningful dividends to our stockholders. We made cash distributions to our stockholders/members totaling $63.6 million, $58.0 million, and $36.0 million during the years ended December 31, 2024, 2023 and 2022, respectively.

■Growth through Value-Enhancing Acquisitions. We have been a consolidator and clearing house of non-operated working interests in various leading oil and natural gas shale plays in the United States, and we will continue that strategy and consider operated asset packages, such as the Lucero Acquisition, and other acquisition strategies going forward. Our near-term drilling acquisition strategy is centered around building a strong presence in our core basins by acquiring smaller non-operated lease and wellbore positions with direct exposure to near-term drilling activity. By virtue of their smaller footprint, these targeted acquisitions are generally completed at a significant discount to the prices paid for contiguous acreage positions typically sought by larger producers and operators of oil and natural gas wells. Acquisitions such as these have been a significant driver of increasing our production. In addition to smaller acquisitions, we also consider larger transactions such as the Lucero Acquisition. Since our inception, in 2014, and through December 31, 2024, we have closed approximately 170 discrete acquisitions totaling more than $570 million, and we intend to continue these activities, while at the same time evaluating and pursuing larger asset packages in both our current area of operations and other areas. We believe our disciplined acquisition strategy can responsibly add production, cash flow and scale to existing operations.
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
■Risk Diversification. We seek to diversify our capital and operational risk through participation in a large number of oil and natural gas wells with multiple operators across multiple basins. We seek to diversify our risk by operator, formation, value concentration and commodity (oil and natural gas). As of December 31, 2024, we owned an average working interest of 2.8% in 6,071 gross (168.2 net) productive wells and royalty interests in an additional 1,180 productive wells, with more than 30 experienced operators that provide development and production activities on our oil and natural gas properties. We believe we can further diversify our risk over time with acquisitions in additional basins, focusing on accretive acquisitions of high-quality assets with experienced operators in the most prolific basins in the United States.
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
■Hedging Strategy. To protect our ability to pay distributions, to fund capital investments and to reduce our exposure to the volatility of oil and natural gas prices, we have entered into hedging derivative instruments for a portion of our expected oil and natural gas production, which have included swaps, collars, puts and other structures. We have bought oil futures both on an opportunistic basis when WTI prices have allowed us to lock in attractive rates of return on our asset base and upon acquisitions of larger producing assets to protect returns. Our hedged position mitigates our exposure to volatile oil and natural gas prices, with approximately 2.3 million barrels hedged in 2025 at an average price of $71.16 per Bbl and approximately 0.9 million barrels hedged in 2026 at an average price of $66.95 per Bbl as of December 31, 2024. In the past, based on then-existing market conditions, we have hedged significantly higher percentages of our actual oil production. We entered into a number of costless collars of natural gas in the first quarter of 2025. For further information see Part II. Item 7A. Quantitative and Qualitative Disclosure about Market Risk -”Commodity Price Risk.”
■Responsible Stewards. We work to provide safe, reliable and affordable energy in a responsible manner by partnering with responsible operators in our core areas, while being cognizant of the broader energy transition. We focus on identifying opportunities to reduce our environmental impact, improving safety, investing in our employees, and supporting the communities in which we live and work while improving transparency and accountability. Our Board is majority independent and composed of experienced professionals with a strong background in the energy industry and more broadly in business.
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
■Data and Technology Driven. Our proprietary data-driven approach allows for rapid multi-disciplinary evaluation to determine the most attractive acquisition and development opportunities. We created customized data systems that are integrated, centralized and utilized by our employees so that decisions are based on a common base of information. We maintain real-time business intelligence dashboards to monitor operators, rigs, well performance, drilling and completion costs and production results. This data informs model forecasts, type curves and decisions about acquisition and development opportunities. We maintain responsive, basin-wide models that are updated in real time and incorporate historical data by operator and region. These models, along with our proprietary systems and platforms, provide necessary inputs and evaluation metrics, which allow us to make informed investment decisions based on forecasted production, operating expenses, type curves, drilling inventory, cash flow and other operational and financial outputs. As a result, we have the capability to process multiple opportunities quickly.
■Experienced Management and Industry Relationships. Vitesse’s management team has developed deep and longstanding relationships with many of our operators, other working interest and mineral owners, investment banks, acquisition and divestiture companies and investors. A majority of our evaluated and executed acquisitions and transactions are self-sourced. We have become a preferred non-operating partner to some of the largest companies operating in the Williston Basin and Central Rockies given our track record of evaluating and acquiring non-operated oil and natural gas working interests, and being a responsible financial partner. As a result, we see broad deal flow from single wellbore near-term development acquisition opportunities to packages consisting of both producing and undeveloped assets worth hundreds of millions of dollars. Our management team has a track record of creating value at both private and public oil and natural gas companies.
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
Our Properties
The following discussion of our properties reflects the properties owned by Vitesse as of December 31, 2024 and does not give effect to any properties acquired in the Lucero Acquisition unless otherwise indicated.
Williston Basin (North Dakota and Montana)
The Williston Basin stretches from western North Dakota into eastern Montana, with the majority of drilling activity conducted by our operators located in Dunn, McKenzie, Mountrail, and Williams Counties, North Dakota. Approximately 76% of our 47,840 net acres as of December 31, 2024 are in the above counties and target the Bakken and Three Forks formations. All of our acreage in the Williston Basin is held by production. As of December 31, 2024, we had a working interest in 5,960 gross (152.3 net) productive wells and royalty interests in an additional 1,180 productive wells. In addition to these productive wells, we had 239 gross (7.7 net) working interest wells that were being drilled or completed, and 345 gross (7.8 net) wells that have been permitted for future development by our operating partners. Our estimated proved reserves in North Dakota and Montana as of December 31, 2024 were 38,469 MBoe (69% oil), which represented 95% of our total estimated proved reserves and contributed average production of 12,341 Boe per day for the year ended December 31, 2024.
We have been active in the Williston Basin since 2014 and have seen our thesis for continued growth and expansion of the field come to fruition. The Williston Basin is a world-class oil field and we expect to see continued growth in recoverable reserves for many years. We have a significant inventory of remaining undeveloped drilling locations that we expect to see developed over the next 15 to 25 years. In addition, we are seeing incremental growth and development throughout the field utilizing newer technologies including refrac programs and extended length three-mile lateral wells.
Central Rockies (Colorado and Wyoming)
The Denver-Julesburg Basin is located in Northeast Colorado and Southeast Wyoming, with the majority of operator horizontal drilling activity located in Weld and Adams Counties, Colorado, and Laramie County, Wyoming. Our assets in this area primarily consist of wellbore only ownership and target the Codell formation and several productive zones within the Niobrara formation. We owned a working interest in 105 gross (14.9 net) productive wells as of December 31, 2024. In addition to the productive wells, we have 9 gross (1.9 net) wells that were being completed by our operating partners as of December 31, 2024.
Our Powder River Basin assets primarily target the Parkman, Sussex, Turner and Niobrara formations. We owned a working interest in 6 gross (1.0 net) productive wells as of December 31, 2024. In addition to these productive wells, we have 3 gross (0.1 net) wells that have been permitted for future drilling by our operators as of December 31, 2024.

Reserves
Estimated Net Proved Reserves
The table below summarizes our estimated net proved reserves for the periods indicated based on reports prepared by Cawley, our third-party independent reserve engineer, except as otherwise described herein. In preparing its reports, Cawley evaluated properties representing our total proved reserves as of December 31, 2024, 2023 and 2022 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	AS OF DECEMBER 31,
	2024	2023	2022
Estimated proved developed:
Oil (MBbls)	17,431	18,440	17,290
Natural gas (MMcf)	58,885	60,202	58,897
Total (MBoe)	27,245	28,474	27,106
Estimated proved undeveloped:
Oil (MBbls)	9,924	9,303	13,155
Natural gas (MMcf)	18,679	16,907	21,217
Total (MBoe)	13,038	12,121	16,691
Estimated total proved reserves:
Oil (MBbls)	27,355	27,743	30,445
Natural gas (MMcf)	77,564	77,109	80,114
Total (MBoe)	40,283	40,595	43,797
Percent proved developed	67.6%	70.1%	61.9%

Estimated net proved reserves as of December 31, 2024 were 40,283 MBoe, and we held working interests in 27.5 net proved undeveloped drilling locations included in such reserves as of December 31, 2024.
The table below sets forth summary information by reserve category with respect to estimated proved reserves volumes and related PV-10 values as of December 31, 2024.

	SEC PRICING PROVED RESERVES (1)
	RESERVES VOLUMES				PV-10 (3)
RESERVE CATEGORY	OIL (MBbls)	NATURAL GAS (MMcf)	TOTAL (MBoe) (2)	%	AMOUNT (in thousands)	%
PDP Properties	16,867	57,247	26,408	66%	$438,585	75%
PDNP Properties	564	1,638	837	2%	19,731	3%
PUD Properties	9,924	18,679	13,038	32%	128,274	22%
Total	27,355	77,564	40,283	100%	$586,590	100%

(1)Oil and natural gas reserve quantities and related discounted future net cash flows are valued as of December 31, 2024 and are derived from a WTI price of $76.32 per Bbl and Henry Hub natural gas price of $2.13 per MMBtu, adjusted for average 2024 differentials. Under SEC guidelines, these prices represent the average prices per Bbl of oil and per MMBtu of natural gas at the beginning of each month in the twelve-month period prior to the end of the reporting period.
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

Estimated Net Proved Undeveloped Reserves
As of December 31, 2024, we had approximately 13,038 MBoe of estimated net proved undeveloped reserves. Changes in estimated net proved undeveloped reserves that occurred from December 31, 2023 to December 31, 2024 were due to:

MBoe
Balance at December 31, 2023	12,121
Acquisitions	809
Extensions, discoveries and other additions	5,543
Transfers to estimated proved developed reserves	(3,409)
Revisions	(2,026)
Balance at December 31, 2024	13,038

Notable changes in proved undeveloped reserves for the year ended December 31, 2024 included the following:
■Acquisitions: We acquired 809 MBoe of proved undeveloped reserves in the Williston Basin and Central Rockies during 2024.
■Extensions, discoveries and other additions: During 2024, extensions and discoveries associated with proved undeveloped locations in the Williston Basin added 5,543 MBoe of proved undeveloped reserves.
■Transfers to estimated proved developed reserves: Development costs of approximately $63 million were incurred in connection with the conversion of approximately seven net undeveloped locations classified as proved at December 31, 2023, and 3,409 MBoe of proved undeveloped reserves were transferred to proved developed reserves during 2024. In addition to the conversion and transfer of proved reserves, although not included in the table above, 1,273 MBoe of reserves from three net undeveloped locations not classified as proved undeveloped at December 31, 2023 were transferred to proved developed reserves during the period.
■Revisions: In 2024, revisions to previous estimates decreased proved undeveloped reserves by a net amount of 2,026 MBoe. These revisions were primarily attributable to the reclassification of undeveloped drilling locations totaling 1,838 MBoe of proved reserves from proved to non-proved primarily based on updated information on near term operator drilling plans and continued compliance with the SEC 5-year development rule. In addition, the revisions included decreases in proved undeveloped reserves of 188 MBoe related to lower commodity prices, higher differentials and LOE, and updated forecasts and scheduling.

We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled on our acreage. We also expect that some component of our undeveloped drilling locations not classified as proved at December 31, 2024 will be converted to proved developed producing reserves. All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.
As of December 31, 2024, the PV-10 value of our proved undeveloped reserves amounted to approximately 22% of the PV-10 value of our total proved reserves. There are numerous uncertainties regarding undeveloped reserves. The development of these reserves is dependent upon a number of factors which include but are not limited to: financial targets such as drilling within cash flow or reducing debt, satisfactory rates of return on proposed drilling projects, and the level of drilling activity by operators in areas where we hold leasehold interests. With 66% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan. PV-10 is a non-GAAP financial measure that does not include the effects of income taxes on future net revenues and is not intended to represent the fair market value of our oil and natural gas properties. For a definition of and reconciliation of PV-10 to its nearest GAAP financial measure, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Non-GAAP Financial Information.”
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

The reserves set forth in the Cawley report for our properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy.
To estimate economically recoverable oil and natural gas reserves and related future net cash flows, Cawley considers many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic productivity from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.
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

	FOR THE YEARS ENDED DECEMBER 31,
	2024	2023	2022
Net Production:
Oil (MBbls)	3,291	2,968	2,575
Natural gas (MMcf)	8,809	8,232	7,274
Total (MBoe)	4,759	4,340	3,787

Oil (Bbl) per day	8,992	8,130	7,054
Natural gas (Mcf) per day	24,069	22,553	19,929
Total (Boe) per day	13,003	11,889	10,376

Average Sales Prices:
Oil (per Bbl)	$69.94	$73.59	$90.73
Effect of gain (loss) on realized oil derivative on average price (per Bbl)	1.54	0.40	(18.07)
Oil net of realized oil derivatives (per Bbl)	$71.48	$73.99	$72.66

Natural gas and NGLs (per Mcf)	$1.34	$1.88	$6.64
Effect of gain (loss) on realized natural gas derivatives on average price (per Mcf)	—	—	(0.08)
Natural gas and NGLs net of realized natural gas derivative (per Mcf)	$1.34	$1.88	$6.56

Realized price on a Boe basis excluding realized commodity derivatives	$50.85	$53.90	$74.43
Effect of gain (loss) on realized commodity derivatives on average prices (per Boe)	1.06	0.27	(12.44)
Realized price on a Boe basis net of realized commodity derivatives	$51.91	$54.17	$61.99
Average Costs:
Lease operating expense (per Boe)	$10.00	$9.11	$8.22
Production taxes (per Boe)	$4.52	$4.98	$6.36

Drilling and Development Activity
The table below sets forth the number of gross and net productive and non-productive wells in which we owned a working interest drilled in the periods indicated. The number of wells drilled refers to the number of wells completed at any time during the period, regardless of when drilling was initiated.

	YEAR ENDED DECEMBER 31,
	2024		2023		2022
	GROSS	NET	GROSS	NET	GROSS	NET
Exploratory Wells:
Productive Oil	—	—	—	—	—	—
Productive Natural gas	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
	—	—	—	—	—	—
Development Wells:
Productive Oil (1)	366	9.26	414	9.78	295	7.53
Productive Natural gas	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
	366	9.26	414	9.78	295	7.53
Total productive exploratory and development wells (1)	366	9.26	414	9.78	295	7.53

(1) Includes royalty interests in 49 gross (0.06 net) wells drilled in the year ended December 31, 2024, 83 gross (0.12 net) wells drilled in the year ended December 31, 2023, and 45 gross (0.09 net) wells drilled in the year ended December 31, 2022.

The tables below set forth summary information by location with respect to estimated productive wells in which we owned a working interest or a royalty interest, as applicable as of December 31, 2024.

	AS OF DECEMBER 31, 2024
	PRODUCTIVE WORKING INTEREST OIL WELLS		AVERAGE WORKING INTEREST
	GROSS	NET
Combined Total:
Williston Basin	5,960	152	2.6%
Central Rockies (1)	111	16	14.3%
Total	6,071	168	2.8%

	AS OF DECEMBER 31, 2024
	PRODUCTIVE ROYALTY INTEREST OIL WELLS		AVERAGE ROYALTY INTEREST
	GROSS	NET
Combined Total:
Williston Basin	1,180	3	0.2%
Central Rockies (1)	—	—	—%
Total	1,180	3	0.2%

(1)Includes Denver-Julesburg and Powder River Basin wells.
As of December 31, 2024, we owned a working interest in 248 gross (9.7 net) wells that were being drilled or completed, and an additional 362 gross (8.0 net) wells that had been permitted for development by our operating partners.

Acreage
The table below sets forth our estimated gross and net developed and undeveloped acreage by geographic area as of December 31, 2024.

	DEVELOPED ACREAGE		UNDEVELOPED ACREAGE		TOTAL ACREAGE		ROYALTY ACRES
	GROSS	NET	GROSS	NET	GROSS	NET	GROSS	NET
Williston Basin	1,665,203	45,476	60,129	2,364	1,725,332	47,840	129,163	1,410
Central Rockies (1)	3,070	113	11,520	92	14,590	205	640	1
Total	1,668,273	45,589	71,649	2,456	1,739,922	48,045	129,803	1,411

(1)Includes Denver-Julesburg and Powder River Basin acreage.

Nearly 100% of our undeveloped acreage is held by production as of December 31, 2024, with only 640 gross (5 net) acres subject to potential expiration in 2025.
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
Development
We primarily engage in oil and natural gas development and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our leasehold interests. In addition, we acquire wellbore interests in wells in which we do not hold the underlying leasehold interests from third parties who are unable or unwilling to participate in certain well proposals. We typically depend on our operators to propose, permit, and initiate the drilling and completion of wells. Prior to commencing drilling, our operators are required to provide all owners of working interests within the designated spacing unit the opportunity to participate in the drilling and completion costs and net revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. In connection with the Lucero Acquisition, we assumed limited operations in the Williston Basin and will assume responsibility for development activities related to those operations going forward. We assess each drilling and completion opportunity on a case-by-case basis and participate in wells that are expected to meet a desired return based upon estimates of recoverable oil and natural gas, anticipated oil and natural gas prices, the expertise of the operator, and the anticipated completed well cost from each project, as well as other factors. Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us. However, declines in oil prices typically reduce both the number of well proposals we receive and the proportion of well proposals in which we elect to participate. Our land, engineering and finance teams use our extensive database to make these economic decisions. Vitesse created customized data systems that are integrated, centralized and utilized by our employees to evaluate development opportunities. These data systems maintain real time dashboards to monitor operators, rigs, well performance and costs. Given our large acreage footprint and substantial number of well participations, we believe we can make accurate economic drilling and completion decisions utilizing our data systems.
Historically, we have not managed our commodities marketing activities internally. Instead, our operators market and sell oil and natural gas produced from wells in which we have an interest. Our operators coordinate the transportation of our oil and natural gas production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that they negotiate and maintain with various parties purchasing the production. We understand that our operating partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts. Although we have historically relied on our operators for these activities, we may in the future seek to take a portion of our production in kind and internally manage the marketing activities for such production; however, this would be costly and inefficient based on our current average working interest ownership. In connection with the Lucero Acquisition, we assumed limited operations in the Williston Basin and will assume responsibility for marketing activities related to those operations going forward. The price at which our production is sold is generally tied to the spot market for oil or natural gas. The price at which our oil production is sold typically reflects a discount to the WTI benchmark price. This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price.
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
Title to Our Properties
Prior to completing an acquisition of operated or non-operated working or royalty interests, we perform a title review on each tract to be acquired. Our title review is meant to confirm the quantum of operated working interest or non-operated working and royalty interest owned by a prospective seller, the property’s lease status and any royalty amount as well as encumbrances or other related burdens.
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
Seasonality
Winter weather events and conditions, such as ice storms, blizzards and freezing conditions, and lease stipulations can limit or temporarily halt our drilling and producing activities or those of our operators and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations or those of our operators and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations or those of our operators’.
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
Regulation of Transportation and Sales of Oil, Condensate and NGLs
Sales of oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil, condensate and NGLs (collectively referred to as “oil pipelines”) by common carrier pipelines is also subject to rate and access regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market- based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost-of-service filing. Every five years, FERC reviews the appropriateness of the index level in relation to changes in industry costs. FERC issued an order on December 17, 2020 establishing an inflationary adjustment of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.78% (PPI-FG+0.78%) for the five-year period commencing July 1, 2021 (the “December 2020 Order”). Numerous requests for rehearing were filed. On January 20, 2022, FERC issued an order on rehearing in which it modified the methodology used to calculate the inflationary adjustment resulting in a revised inflationary adjustment for the five-year period commencing July 1, 2021, of PPI-FG minus 0.21% (PPI-FG-0.21%) (the “Rehearing Order”). As a result of the Rehearing Order, the index factor for the July 1, 2021 through June 30, 2022 index year provided for a negative percentage change of approximately 1.6%. The Rehearing Order was subsequently challenged and vacated by the D.C. Circuit in LEPA v. FERC, 109 F.4th 543 (D.C. Cir. 2024), reinstating the index level established by the December 2020 Order. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking in which FERC proposed to prospectively adopt the PPI-FG-0.21% index that was vacated by the D.C. Circuit and instituted a notice-and-comment process. Subject to a final FERC order following the notice-and-comment period, the lower index of PPI-FG-0.21% may become effective for the remainder of the current five-year period starting from the date of a final FERC order and lasting through June 30, 2026. If the proposed index change becomes effective, then interstate oil pipelines would need to re-file their rates on a prospective basis. The comment period ended on December 20, 2024, with a possible FERC order coming in 2025.
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
The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental Entities have the power to enforce their rules and regulations, and violations can be subject to fines, injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no known material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.
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
The ESA seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize a covered species or its habitat. The ESA provides for criminal penalties for willful violations of the ESA. Other statutes that provide protection to animal and plant species and that may apply to operators’ activities include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that we and our operators are in compliance with such statutes, any change in these statutes or any reclassification of a species as endangered or threatened could subject our company (directly or indirectly through our operators) to significant expenses to modify our operations or could force discontinuation of certain operations altogether.
The CAA controls air emissions from oil and natural gas production and natural gas processing operations, among other sources. EPA regulations under the CAA include NSPS for the oil and natural gas source category to address emissions of pollutants, including sulfur dioxide, methane and VOCs, NAAQS for certain ambient levels of criteria pollutants and a separate set of, including ground-level ozone, and emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities., among other monitoring, reporting, and permitting regulations. In recent years there has been considerable focus on the regulation of methane emissions from the oil and gas sector. The EPA proposed and finalized more stringent methane rules for new, modified, and reconstructed upstream and midstream facilities under NSPS Subpart OOOOb, as well as, for the first time ever, standards for existing sources under NSPS Subpart OOOOc in December 2023. The final rules expand the scope of regulated oil and gas sources beyond those currently regulated under the existing NSPS Subpart OOOOa. Under the final rules, states have two years to prepare and submit plans to impose methane and VOC emission controls for existing sources. The presumptive standards established under the final rules are generally same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring technologies, the reduction of emissions by 95% through capture and control system, zero-emission requirements for specific components and equipment, so-called green well completion requirements, and the establishment of a “super emitter” response program which would allow certified third parties to report large emission events to EPA, triggering additional investigation, reporting, and repair obligations, among other more stringent operational and maintenance requirements. Fines and penalties for violations of these rules could be substantial. Separately, the BLM has also finalized a rule to limit venting, flaring, and methane leaks for oil and gas operations on federal lands. These recent final rules are currently subject to litigation, the outcome of which is uncertain. Further, the Trump Administration or Congress could seek to repeal, modify, or otherwise limit the enforcement of the rules, though any timeline for doing, if at all, is uncertain and cannot be predicted at this time. These requirements and any future regulatory developments have the potential to increase operating costs for production activities on our properties or require capital to install more sophisticated pollution control equipment and thus may have a material adverse impact on our business, results of operations and financial condition.
The CWA imposes restrictions and controls on the discharge of produced waters and other pollutants into WOTUS. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities, the requirements of which may include the implementation of Spill Prevention, Control and Countermeasure plans. There continues to be uncertainty as to the federal government’s jurisdictional reach under the CWA. The definition of WOTUS has been heavily litigated and the subject of multiple rulemakings in recent years. Implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states, including Montana and North Dakota, resulting in implementation of the pre-2015 rule adjusted to incorporate jurisdictional limitations decided by the U.S. Supreme Court in Sackett v. EPA. The other 23 states are subject to a WOTUS-defining rule published in September 2023. Additionally, the Trump Administration may pursue a new rulemaking to further revise or clarify the extent of federal jurisdiction under the CWA, though the substance and timing of any such action cannot be predicted. The applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of our properties, and changes to the WOTUS definition could cause delays in development or increase the cost of development and operation of our properties. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Operations on our properties are also supported by pipelines and other infrastructure that may require permits obtained from the Corps under the CWA, the most common of which is Nationwide Permit 12 (“NWP 12”). NWP 12 is, from time to time, reviewed and modified by the Corps or subject to litigation. To the extent any action expands the scope of the CWA or imposes new or enhanced permitting requirements in areas that include our properties or where our operating partners and their service providers and customers operate, our financial results could be adversely impacted by increased costs of compliance and energy infrastructure project delays or cancellations.
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
The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the SDWA. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into a wellbore to create cracks in the deep-rock formation to stimulate gas production. Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Congress continues to consider legislation to amend the SDWA to address hydraulic fracturing operations. In addition, in 2020, the Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the “functional equivalent” of a direct discharge from the point source into navigable waters. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. If in the future CWA permitting is required for saltwater injection wells, the costs of permitting and compliance for injection well operations by us or our operators could increase.
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
NEPA establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. Many of the activities of us and our third-party operators are covered under NEPA. Some activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. NEPA’s implementing regulations have been the subject of frequent revision under the recent Trump and Biden Administrations. CEQ most recently finalized a rule that would expand requirements to analyze the cumulative effects of the project on climate change and consider any disproportionate impact of the project on communities with environmental justice concerns as well enhance certain project obligations for implementing environmental mitigation measures. The extent to which the Trump Administration or Congress pursues reversals of recent NEPA rules or new NEPA rulemakings or legislation cannot be predicted at this time. Further, the Court of Appeals for the D.C. Circuit recently decided that CEQ does not have authority to issue binding NEPA regulations. The ultimate consequences of this judicial decision are not yet clear.
Climate Change
Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that GHG emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.
In response to findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which may include operations on our properties. Other federal agencies, including the SEC and BLM, and several states have also introduced rules regarding the disclosure or regulation of GHG emissions or have incorporated climate change considerations into their decision-making processes. The Trump Administration has announced its intention to seek reversal of GHG and climate-related regulations and initiatives and ordered a review of the GHG endangerment finding. However, the extent to which these regulations are reversed or repealed and the administration’s timeline for doing so, remains uncertain.
Congress has from time to time considered legislation to monitor, limit, or reduce emissions of GHGs, but to date has not passed comprehensive climate legislation. However energy legislation and other regulatory initiatives have been and continue to be proposed that are relevant to climate change and GHG emissions issues. For example, in 2022, the IRA was enacted to advance climate-related objectives and provide significant financial support for alternative or lower GHG-emitting energy production and supporting infrastructure. The IRA also imposed a first-ever federal fee on GHG emissions via a waste methane emissions charge, implementing regulations for which have been finalized by the EPA. In addition, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Whether or how the Trump Administration or Congress may seek to repeal, modify, or otherwise limit these programs and regulations (as well as other climate-related initiatives) cannot be predicted at this time, though the Trump Administration has indicated its intent for doing so. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact us, any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, operators’ equipment and operations could require them to incur costs to reduce emissions of GHGs associated with their operations. For example, substantial limitations on GHG emissions could adversely affect demand for the oil and gas produced from our properties. For a more detailed discussion of the risks associated with climate change legislation or regulation, see Part I. Item 1A Risk Factors Risks Relating to Legal and Regulatory Matters—The adoption of climate change legislation or regulations restricting emissions of carbon dioxide, methane, and other greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas we produce.”

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
Human Capital Management
As of December 31, 2024, we had 33 full time employees. We may hire additional personnel as appropriate. We also may use the services of independent consultants and contractors to perform various professional services. We are focused on attracting, engaging, developing, retaining and rewarding top talent. We strive to enhance the economic and social well-being of our employees. We are committed to providing a welcoming, inclusive environment for our workforce, with excellent training and career development opportunities to enable employees to thrive and achieve their career goals.
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
Office Location
Our principal executive offices are located at 5619 DTC Parkway, Suite 700, Greenwood Village, CO 80111. Our current office space consists of approximately 22,000 square feet of leased space. We believe the office space will be sufficient to meet our needs as well as support future growth as necessary.

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Annual Report on Form 10-K. The following risks have generally been separated into five groups: risks relating to our common stock, risks relating to our business, risks relating to our indebtedness, risks relating to legal and regulatory matters and risks related to tax matters. If any of the following events actually occur, our business, financial condition and results of operations could be materially adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business, financial condition and results of operations.
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
■Stockholders percentage ownership in Vitesse may be diluted in the future.
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
■Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.
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
■Seasonal weather conditions, extreme climatic events, and shifts in meteorological conditions, which may be impacted by climate change, may adversely affect our and our operators’ ability to conduct drilling and completion activities and to sell oil and natural gas for periods of time or affect demand for oil and gas, in some of the areas where our properties are located.
■The successful development and operation of our non-operated assets relies extensively on third parties, which could have an adverse effect on our financial condition and results of operations.
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
Risks Relating to Legal and Regulatory Matters
■Restrictions on our ability to acquire federal leases and more stringent regulations affecting our and our operators’ exploration and production activities on federal lands may adversely impact our business.
■Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect our operations and cash flows.
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
■whether the Lucero Acquisition is accretive and may be dilutive to our earnings per share;
■the ultimate timing, outcome and results of integrating and executing on Lucero’s operations;
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
The timing, declaration, amount of and payment of future dividends, if any, to stockholders will fall within the discretion of our Board of Directors. Our Board of Directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends to our stockholders at its discretion, without advance notice to our stockholders. The decisions of our Board of Directors regarding the payment of future dividends, if any, will depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain of our debt service obligations, legal requirements or limitations, industry practice, and other factors deemed relevant by our Board of Directors. Our ability to declare and pay dividends to our stockholders is subject to certain laws and regulations, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Under the DGCL, our Board of Directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, paid out of our net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. For more information, see Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, - Dividend Policy. For a description of the covenants limiting our ability to pay dividends, see —Risks Relating to Our Indebtedness —Our ability to pay dividends to our stockholders is restricted by requirements under our Revolving Credit Facility. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend.

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
■authorize only our Board of Directors to fill director vacancies and newly created directorships;
■authorize our Board of Directors to adopt, amend or repeal our Amended and Restated Bylaws without stockholder approval; and
■authorize our Board of Directors to issue one or more series of “blank check” preferred stock.
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

Stockholders percentage ownership in Vitesse may be diluted in the future.
Stockholders percentage ownership in Vitesse may be diluted in the future because of the settlement or exercise of equity-based awards that have been granted and that we expect will continue to be granted to our directors, officers and other employees under our equity incentive plan. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future, as we did with the Lucero Acquisition, or as necessary to finance our ongoing operations.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors may generally determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of the members of our Board of Directors in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock.
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
The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Oil and natural gas prices have fluctuated significantly, including periods of rapid and material decline, in recent years. The prices we receive for our oil and natural gas production heavily influence our production, revenue, cash flows, profitability, reserve bookings and access to capital. Although we seek to mitigate volatility and potential declines in oil and natural gas prices through derivative arrangements that hedge a portion of our expected production, this merely mitigates (and does not eliminate) these risks, and such activities come with their own risks.
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
■future repurchases (or additional possible releases) of oil from the strategic petroleum reserve by the U.S. Department of Energy;

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
■inflation and changes in U.S. trade policy, including the imposition of tariffs and resulting consequences;
■the level of global oil and natural gas exploration, production activity and inventories;
■changes in U.S. energy policy;
■weather conditions;
■outbreak of disease;
■technological advances affecting energy consumption;
■domestic and foreign governmental taxes, tariffs or regulations;
■proximity and capacity of processing, gathering, and storage facilities, oil and natural gas pipelines and other transportation facilities;
■the price and availability of competitors’ supplies of oil and natural gas in captive market areas; and
■the price and availability of alternative fuels.
These factors and the volatility of the energy markets make it extremely difficult to predict oil and natural gas prices. A substantial or extended decline in oil or natural gas prices, such as the significant and rapid decline that occurred in 2020, has resulted in and could result in future impairments of our proved oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent oil and natural gas prices received from production are insufficient to fund planned capital expenditures, we may be required to reduce spending or borrow or issue additional equity to cover any such shortfall. Lower oil and natural gas prices may limit our ability to comply with the covenants under our Revolving Credit Facility or limit our ability to access borrowing availability thereunder, which is dependent on many factors including the value of our proved reserves.
Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.
Our and our operators’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:
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
In addition, fluctuations in oil and natural gas prices have impacted unit-based compensation expense for our Predecessor for prior periods and may impact our stock-based compensation expense. For example, in prior periods we have experienced increases to our unit-based compensation expense primarily due to increased oil and natural gas prices causing the estimated fair value of the liabilities associated with such unit-based compensation to increase, which contributed to net losses recorded during such periods. As a result of the foregoing and other factors, we may continue to incur net losses in the future.
Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our total reserves.
Determining the amount of oil and natural gas recoverable from various formations involves significant complexity and uncertainty. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating, and development costs. Some of our reserve estimates are made without the benefit of a lengthy production history and are less reliable than estimates based on a lengthy production history. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.
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
We estimate discounted future net cash flows from our proved reserves using Standardized Measure and PV-10, each of which uses specified pricing and cost assumptions. However, actual future net cash flows from our oil and natural gas properties will be affected by factors such as the volume, pricing and duration of our hedging contracts; actual prices we receive for oil and natural gas; our actual operating costs in producing oil and natural gas; the amount and timing of our capital expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation. For example, our estimated proved reserves as of December 31, 2024 were calculated under SEC rules by applying year-end SEC prices based on the twelve-month unweighted arithmetic average of the first day of the month oil and natural gas prices for such year end of $76.32 per Bbl and $2.13 per MMBtu, which for certain periods during this time were substantially different from the available market prices. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.
Our business depends on transportation and processing facilities and other assets that are owned by third parties.
The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, growth in demand outpacing growth in capacity, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding the DAPL), could result in a substantial increase in costs, declines in realized oil and natural gas prices, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. In recent periods, we experienced significant delays and production curtailments, and declines in realized natural gas prices, that we believe were due in part to natural gas gathering and processing constraints in the Williston Basin. The negative effects arising from these and similar circumstances may last for an extended period of time. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, our wells may be drilled in locations that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third-party oil trucking to transport a significant portion of our production to third-party transportation pipelines, rail loading facilities and other market access points. In addition, the third parties on whom operators rely for transportation services are subject to complex federal, state, tribal, and local laws that could adversely affect the cost, manner, or feasibility of conducting business on our oil and natural gas properties. Further, concerns about the safety and security of oil and gas transportation by pipeline may result in public opposition to pipeline development and increased regulation of pipelines by PHMSA. In recent years, PHMSA has increased regulation of onshore gas transmission systems, hazardous liquids pipelines, and gas gathering systems. For example, in November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines, and therefore could result in less capacity to transport our products by pipeline. Additional regulation could impact rates charged by our operators and impact their ability to enter into gathering and transportation agreements, which costs could be passed through to us.

The DAPL, a major pipeline transporting oil from the Williston Basin, is subject to ongoing litigation that could threaten its continued operation. In July 2020, a federal district court vacated the DAPL’s easement to cross the Missouri River at Lake Oahe and ordered the pipeline be shut down pending the completion of an EIS to determine whether the DAPL poses a threat to the Missouri River and drinking water supply of the Standing Rock Sioux Reservation. The shut-down order was later reversed on appeal and the DAPL currently remains in operation while the Corps completes the EIS, a draft of which was completed and published for public comment in 2023, The Corps has delayed the release of the final EIS, which is now expected in 2025. Following completion of the EIS, the Corps will issue a final decision whether to grant the DAPL an easement to cross the Missouri River at Lake Oahe or to require the abandonment, removal, or reroute of that section, effectively shutting down the pipeline. Moreover, the EIS or the Corps’ decision with respect to an easement may subsequently be challenged in court. In the interim, the Standing Rock Sioux Tribe has filed suit challenging the continued operation of the DAPL without the easement. As a result, a shut-down remains possible, and there is no guarantee that the DAPL will be permitted to continue operations following the completion of the EIS. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.
Seasonal weather conditions, extreme climatic events, and shifts in meteorological conditions, which may be impacted by climate change, may adversely affect our and our operators’ ability to conduct drilling and completion activities and to sell oil and natural gas for periods of time or affect demand for oil and gas, in some of the areas where our properties are located.
Seasonal weather conditions can limit drilling and completion activities, selling oil and natural gas, and other operations in some of our operating areas. In the Williston Basin, drilling and other oil and natural gas activities on our properties can be adversely affected during the winter months by severe winter weather and drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and our and our operators’ ability to service wells in these areas.
The frequency and severity of severe winter weather conditions and shifts in regional temperature and precipitation patterns, which could result in increases in severity or frequency of droughts, storms, flooding, or wildfires, could cause physical damage to our and our operators’ assets, disrupt supply chains (for example, through water use curtailments imposed during a prolonged drought), or otherwise adversely impact the production activities on our interests. Such climatic events may also be impacted or exacerbated by the effects of climate change. Our ability and the ability of our operators to mitigate the adverse impacts of these events depends in part on the effectiveness of resiliency planning in design and disaster preparedness and response, which may not have considered every eventuality. Additionally, global climate trends and changes in meteorological conditions may result in changes to the amount, timing, or location of demand for energy or its production. To the extent these events occur, our production from our assets and our resulting financial condition and performance could be adversely affected.
The successful development and operation of our non-operated assets relies extensively on third parties, which could have an adverse effect on our financial condition and results of operations.
Prior to the Lucero Acquisition, we have only participated in wells operated by third parties and following the Lucero Acquisition, our business continues to be a predominantly non-operated business model. The success of our business operations depends on the timing of drilling activities and success of our third-party operators. If our operators are not successful in the development, exploitation, production and exploration activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operations would be adversely affected.
These risks are heightened in a low oil and natural gas price environment, which may present significant challenges to our operators. The challenges and risks faced by our operators may be similar to or greater than our own, including with respect to their ability to service their debt, remain in compliance with their debt instruments and, if necessary, access additional capital. Oil and natural gas prices or other conditions have in the past and may in the future cause oil and natural gas operators to file for bankruptcy. The insolvency of an operator of any of our properties, the failure of an operator of any of our properties to adequately perform operations or an operator’s breach of applicable agreements could reduce our production and revenue and result in liabilities to Governmental Entities for compliance with environmental, safety and other regulatory requirements, to the operator’s suppliers and vendors and to royalty owners under oil and natural gas leases jointly owned with the operator or another insolvent owner.
Our operators will make decisions in connection with their operations on our non-operated assets (subject to their contractual and legal obligations to other owners of working interests), which may not be in our best interests. We may have no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations. The success and timing of development activities by our operators will depend on a number of factors that will largely be outside of our control, including oil and natural gas prices and other factors generally affecting the oil and natural gas industry’s operating environment; the timing and amount of capital expenditures; their expertise and financial resources; approval of other participants in drilling wells; selection of technology; and the rate of production of reserves, if any.
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
We could experience periods of higher costs as activity levels fluctuate or if oil and natural gas prices rise or as a result of macro-economic factors. These increases could reduce our profitability, cash flow, and ability to complete development activities as planned.
An increase in oil and natural gas prices or other factors could result in increased development activity and investment in our areas of operations, which may increase competition for and cost of equipment, labor and supplies. Global, industry-wide supply chain disruptions have resulted in shortages in labor, materials and services from time to time. Such shortages have resulted in inflationary cost increases for labor, materials and services and could cause future costs to increase as well as scarcity of certain products and raw materials. To the extent inflation is elevated, our operators may experience further cost increases for their operations, including oilfield services, labor costs, and equipment if drilling activity in our operators’ areas of operations increases. In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Tariffs, if enacted, and any further legislation or actions taken by the U.S. federal government that restrict trade, such as trade barriers, and other protectionist or retaliatory measures taken could increase the cost of operations. Shortages of, or increasing costs for, experienced drilling crews and equipment, labor or supplies could restrict our operators’ ability to conduct desired or expected operations. In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing oil and natural gas prices as producers seek to increase production in order to capitalize on higher oil and natural gas prices. In situations where cost inflation exceeds oil and natural gas price inflation, our profitability and cash flow, and our operators’ ability to complete development activities as scheduled and on budget, may be negatively impacted. Any delay in drilling or significant increase in drilling costs could reduce our revenues and profitability.
The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we anticipate. Therefore, these undeveloped reserves may not be ultimately developed or produced.
Approximately 32% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2024. Development of undeveloped reserves may take longer and require higher levels of capital expenditures than we anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.
We intend to continue to expand our operations in part through acquisitions such as the Lucero Acquisition. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not economically feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential recoverable reserves. On-site inspections are often not performed on properties being acquired, and environmental matters, such as subsurface contamination, are not necessarily observable even when an on-site inspection is undertaken. Any acquisition involves other potential risks, including, among other things:
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
We may not be able to integrate the acquired assets into our existing business in an efficient and effective manner or achieve the anticipated benefits of acquisitions such as the Lucero Acquisition. We may not be able to accomplish this integration process successfully. The successful acquisition of properties requires an assessment of several factors, including:
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
The ongoing conflicts in Ukraine and the Middle East have caused unstable market and economic conditions and may have additional global consequences. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from such conflicts or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the ongoing military conflict between Russia and Ukraine and hostilities in the Middle East. Although the length and impact of these ongoing conflicts are highly unpredictable, the conflicts in Ukraine and in the Middle East have led to market disruptions, including significant volatility in oil and natural gas prices, credit and capital markets, as well as supply chain disruptions. These disruptions have caused, and could continue to cause, significant volatility in energy prices, which could have a material effect on our business.
Prolonged unfavorable economic conditions or uncertainty as a result of these conflicts may adversely affect our business, financial condition, and results of operations. Any of the foregoing may also magnify the impact of other risks described in this Annual Report on Form 10-K.
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
We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cybersecurity attacks, computer viruses or malware, or that third-party service providers could cause a breach of our data. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyber-attacks or similar events that are entirely outside our control, and any such events could significantly disrupt our business operations or have a material adverse effect on our results of operations. To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future.
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
Our business could also be impacted by governmental initiatives to encourage the conservation of energy or the use of alternative energy sources. In addition, the IRA includes a variety of clean-energy tax credits and establishes a program designed to reduce methane emissions from oil and gas operations. These initiatives or similar state or federal initiatives to reduce energy consumption or encourage a shift away from fossil fuels could reduce demand for hydrocarbons and have a material adverse effect on our earnings, cash flows and financial condition. Whether, the extent to which, or how the Trump Administration or Congress will continue or reverse course on governmental initiatives like these cannot be predicted at this time, though the Trump Administration has indicated it will seek to remove support for such. Regardless of federal support, states and municipalities may continue to encourage and implement decarbonization measures.
Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Some organizations that provide information to investors on corporate governance and related matters have developed ratings for investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries. Furthermore, certain other stakeholders have pressured commercial and investment banks to stop funding oil and natural gas projects. With the continued volatility in oil and natural gas prices, and the possibility that interest rates may continue to rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.
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
While we may elect to pursue certain ESG strategies in the future, any such goals are aspirational and may not have the intended impact on our business. We may also receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles. Moreover, failure or a perception (whether or not valid) of failure to pursue or implement ESG strategies or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us, and negatively impact our operations. Additionally, to the extent ESG-related matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. ESG-related matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.
Also, institutional lenders may, of their own accord, decide not to provide funding for fossil fuel energy companies or related infrastructure projects based on climate or other ESG-related concerns, which could affect our access to capital for potential growth projects. In March 2024, the SEC finalized rules mandating extensive disclosure of climate risks for certain registrants. In March 2024, the SEC finalized rules mandating extensive disclosure of climate risks for certain registrants. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges. Moreover, on February 11, 2025, SEC Acting Chairman Mark T. Uyeda requested that the U.S. Court of Appeals for the Eighth Circuit not schedule argument in the case while the SEC reconsiders the finalized rules. While the SEC, under the new presidential administration, may seek to repeal or otherwise modify the rules, we cannot predict whether such action will occur or its timings. Enhanced climate disclosure requirements could result in additional legal and accounting costs and accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. States may pass laws imposing more expansive disclosure requirements for climate-related risks. New laws, regulations, or enforcement initiatives related to the disclosure of climate-related risks could lead to reputational or other harm with customers, regulators, lenders, investors or other stakeholders and could also increase litigation risks. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and results of operations.
Separately, existing public and governmental authorities, as well as other parties, have also heightened scrutiny around climate-change related disclosures in public filings. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including greenwashing (i.e., misleading information or false claims overstating potential benefits). Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties.

Risks Relating to Our Indebtedness
Any significant reduction in the borrowing base under our Revolving Credit Facility may negatively impact our liquidity and could adversely affect our business and financial results.
Availability under our Revolving Credit Facility is subject to a borrowing base, with scheduled semiannual and other elective borrowing base redeterminations based upon, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the Revolving Credit Facility. As a result of these borrowing base redeterminations, the lenders under the Revolving Credit Facility are able to unilaterally determine and adjust the borrowing base and the borrowings permitted to be outstanding under our Revolving Credit Facility. Reductions in estimates of our producing oil and natural gas reserves could result in a reduction of our borrowing base thereunder. The same could also arise from other factors, including but not limited to lower commodity prices or production; operating difficulties; changes in oil and natural gas reserve engineering; increased operating or capital costs; lending requirements or regulations; or other factors affecting our lenders’ ability or willingness to lend (including factors that may be unrelated to our company). Any significant reduction in our borrowing base could result in a default under current or future debt instruments, negatively impact our liquidity and our ability to fund our operations and, as a result, could have a material adverse effect on our financial position, results of operations and cash flow. Further, if the outstanding borrowings under our Revolving Credit Facility were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess. If we do not have sufficient funds and we are otherwise unable to arrange new financing, we may have to sell significant assets or take other actions. Any such sale or other actions could have a material adverse effect on our business and financial results.
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
Holders of our common stock are only entitled to receive such cash dividends as our Board, in its sole discretion, may declare out of funds legally available for such payments. We paid cash dividends of $63.6 million, $58.0 million and $36.0 million to our equity holders during the years ended December 31, 2024, 2023 and 2022, respectively. We cannot assure you that we will pay dividends in the future. Any future determination relating to the payment of dividends will be dependent on a variety of factors, including any limitations imposed by covenants in the Revolving Credit Facility and any debt agreements that we may enter into in the future. Under our Revolving Credit Facility, we are permitted to make cash distributions without limit to our equity holders if (i) no event of default or borrowing base deficiency (i.e., outstanding debt (including loans and letters of credit) exceeds the borrowing base) then exists or would result from such distribution and (ii) after giving effect to such distribution, (a) our total outstanding credit usage does not exceed 80% of the least of (the following collectively referred to as “Commitments”): (1) $500 million, (2) our then-effective borrowing base, and (3) the then-effective aggregate amount of our lenders’ commitments and (b) as of the date of such distribution, the EBITDAX Ratio does not exceed 1.50 to 1.00. If our EBITDAX Ratio does not exceed 2.25 to 1.00, and if our total outstanding credit usage does not exceed 80% of the Commitments, we may also make distributions if our distributable free cash flow (as defined under the Revolving Credit Facility) is greater than $0 and we have delivered a certificate to our lenders attesting to the foregoing. The summaries above do not purport to be complete and you are encouraged to read the Revolving Credit Facility, which is filed as an exhibit to this Annual Report on Form 10-K, for greater detail with respect to these provisions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock. If as a result, we are unable to pay dividends, investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock. For additional information, please see —Risks Relating to Our Common Stock—. Although we expect to continue to pay dividends, we cannot provide assurance that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.
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
Oil and gas exploration and production activities on federal lands are subject to federal requirements, orders, and lease conditions that regulate, among other matters, drilling and related operations on lands covered by federal leases and the calculation and disbursement of royalty payments to the federal government. For example, these regulations require the plugging and abandonment of wells and removal of production facilities by current and former operators, including corporate successors of former operators. These requirements may result in significant costs associated with the removal of tangible equipment and other restorative actions. Additionally, under certain circumstances, operations on federal leases may be suspended or terminated as a result of federal executive action, third-party litigation or BLM regulations.
Oil and gas sector activity on federal lands have become subject to increasing regulatory scrutiny. We and our operators are affected by the adoption of new or more stringent laws, regulations and policy directives that, for economic, environmental protection or other policy reasons, could increase the operating costs of, or otherwise curtail exploration and development drilling for oil and natural gas. For example, the IRA legislated changes to the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements, all of which have been implemented pursuant to a finalized BLM rule. The BLM has also finalized a rule that would require operators to limit venting and flaring from well sites on federal lands and require operators to submit a methane waste minimization plan or self-certification statement committing the operator to capture 100% of the gas produced from a well and pay royalties on lost gas as part of the permit application process. This rule is currently subject to legal challenge and its implementation is paused in several states, including North Dakota. Though the Trump Administration has announced an intent to reverse regulations that hinder oil and gas production, it is uncertain what actions the administration may take with respect to this rule or otherwise affecting oil and gas leasing on federal lands. Uncertainty over continued implementation of the Biden Administration’s SC-GHGs metric may also impact future regulatory decision- and policy-making regarding oil and gas operations on federal lands. This metric, intended to inform federal agency cost/benefits analyses, has been contested in multiple lawsuits and the Trump Administration is not expected to continue its development or use. The ultimate impacts of these regulatory initiatives concerning BLM leases and the use of the SC-GHGs metric cannot be predicted at this time, but such could affect the character of new regulations on certain federal oil and gas leases or oil and gas infrastructure on federal lands, which in turn could adversely impact our operators’ and our results of operations.
Additionally, oil and natural gas operations and related infrastructure projects on federal lands may be impacted by recent and ongoing revisions to the NEPA implementing regulations. NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs (“BIA”), to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. NEPA’s implementing regulations, as promulgated by the CEQ, have been subject to multiple revisions in recent years between the Trump and Biden Administrations. CEQ’s latest revisions under the Biden Administration expanded requirements to analyze the cumulative effects of the project on climate change and consider any disproportionate impact of the project on communities with environmental justice concerns as well enhance certain project obligations for implementing environmental mitigation measures. However, these regulations were vacated in February 2025 by a federal district court and the Court of Appeals for the D.C. Circuit recently held similarly that CEQ does not have authority to issue binding NEPA regulations. The ultimate consequences of this judicial decision are not yet clear and the actions the Trump Administration may take, if any, in the aftermath of these decisions cannot be predicted at this time.
Operations on federal lands also face litigation risks. From time to time, legal challenges have been filed relating to federal leasing decisions, such as for failure to adequately assess the impact of any increase of GHG emissions resulting from increased production on federal lands. Historically, such challenges have sought the cancellation or pause of lease sales and obligations to redo environmental assessments. For example, in April 2023 an environmental organization filed suit against the DOI, seeking to force the agency to develop and promulgate a regulation that would phase out all oil and gas development on federal lands by 2035.
Any of these administrative, legislative or judicial actions could adversely affect our financial condition and results of operations by restricting the lands available for development or by imposing additional and costly regulations. Additionally, depending on the results and mitigation recommendations presented in environment assessments or environmental impact statements required under NEPA, we and our operators and related service providers could incur added costs, and be subject to delays, limitations or prohibitions in the scope of crude oil and natural gas projects or performance of midstream services.
Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect our operations and cash flows.

From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to oil and natural gas companies. Such proposed legislative changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the most recent federal tax legislation, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and natural gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and natural gas development or increase costs, or result in other tax-related changes, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.
Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could increase our future tax liabilities and adversely affect our operations and cash flows.
In addition, the IRA includes, among other things, a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. Although we were not subject to the Stock

Buyback Tax in 2024, share repurchases in the future under our stock repurchase program may result in us becoming subject to Stock Buyback Tax.
The U.S. Department of the Treasury and the Internal Revenue Service have released proposed and final regulations and other interpretive guidance relating to the Stock Buyback Tax. Any significant variance from our current interpretation of such regulations and interpretive guidance could result in a change in our analysis of the application of the Stock Buyback Tax to us and its impact on our operations and cash flows.
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
The full impact of the Dodd-Frank Act and related regulatory requirements on our business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. In addition, it is possible that regulation of the OTC derivatives market and the entities that participate in that market could be expanded through either the Dodd-Frank Act or the enactment of new legislation. Regulations issued under the Dodd-Frank Act (including any further regulations implemented thereunder) and any new legislation also may require certain counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty. Such legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to oil and natural gas price risks. Such legislation and regulations could reduce trading positions and the market-making activities of our counterparties. If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower oil and natural gas prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.
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
Part of the regulatory environment in which we do business includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies or plans of development before commencing drilling and production activities. In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our business and limit the quantity of natural gas we may produce and sell. A major risk inherent in the drilling plans in which we participate is the need for our operators to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on the development of our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our profitability. At this time, we cannot predict the effect of this increase on our results of operations. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating staff.
Failure to comply with federal, state and local environmental laws and regulations could result in substantial penalties and adversely affect our business.
All phases of the oil and natural gas business can present environmental risks and hazards and are subject to a variety of federal, state and municipal laws and regulations. Environmental laws and regulations, among other things, restrict and prohibit spills, releases or emissions of various substances produced in association with oil and natural gas operations, and require that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. There is risk of incurring significant environmental costs and liabilities as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to our business, and historical operations and waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, loss of our leases, incurrence of investigatory or remedial obligations and the imposition of injunctive relief. Additionally, our operators may be subject to operational restrictions or additional expenses regarding compliance with laws and regulations to protect endangered species, sensitive habitats, or other natural resources, which in turn could adversely impact our results of operations. See Part I. Items 1 and 2. Business and Properties—Regulation and Environmental Matters for additional discussion of the environmental laws and regulations that affect our business and the production activities of our operators.
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
Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is used extensively by our third-party operators. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions though the EPA has published permitting guidance and regulations covering certain hydraulic fracturing activities and investigated impacts of hydraulic fracturing on water resources. State regulation of hydraulic fracturing typically imposes permitting, public disclosure, and well construction requirements. For example, North Dakota requires operators to disclose the amount of water and chemicals used in hydraulic fracturing, subject to certain trade-secret exemptions. From time to time, there have also been various proposals to regulate hydraulic fracturing at the federal level or restrict hydraulic fracturing operations on federal lands. Any federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operators could have a material adverse effect on our financial condition and results of operations.
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
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, superfund-style mitigation funds, and regulations that directly limit GHG emissions from certain sources. International climate commitments made by political, industrial and financial stakeholders may also impact commercial, regulatory and consumer trends related to climate change. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with emissions of GHGs from the oil and natural gas industry.
In recent years Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. While it presently appears unlikely that comprehensive climate change legislation will be passed by Congress in the near future, certain federal laws, like the IRA, have been enacted to advance numerous climate-related objectives. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, supporting infrastructure and carbon capture and sequestration, among other provisions. Moreover, various federal agencies have adopted climate change considerations into their rulemaking and decision-making processes and have promulgated regulations that seek to restrict, monitor or otherwise limit GHG emissions. For example, in December 2023, the EPA finalized rules establishing more stringent methane and volatile organic compound emissions performance standards for oil and gas facilities. The IRA also included a first-ever fee on waste methane emissions, for which the EPA has finalized regulations to implement. These regulatory initiatives could increase operating costs within the oil and gas industry and the IRA’s funding provisions could accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. The Trump Administration announced its intent to seek reversal and eliminate support for such regulations and initiatives, though the extent to which and the timeline for doing so remains uncertain. Whether Congress elects to pursue legislation to repeal, revise, or otherwise limit the enforcement of these regulations and certain of the IRA’s provisions cannot be predicted at this time. Several states have also implemented, of their own accord or in coordination with their neighbor states, regional initiatives and programs limiting, monitoring, or otherwise regulating GHG emissions. See Part I. Items 1 and 2. Business and Properties—Regulation and Environmental Matters, for additional discussion of regulatory matters affecting and resulting from risks related to climate change and GHGs.
At the international level, the Paris Agreement requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions every five years after 2020. The international community continues to meet annually at Conferences of the Parties to deliberate on global emissions reduction and climate-related initiatives. Recent Conferences of the Parties have resulted in reaffirmations of the goals of the Paris Agreement, calls for parties to eliminate fossil fuel subsidies, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, financial commitments to fund energy transition efforts in developing countries, and similar initiatives, though none legally binding. While non-binding, agreements arising from any Conference of the Parties could result in increased pressure on politicians, regulators, financial institutions, consumers, and other stakeholders to reduce the use of, impose more stringent limitations on, increase opposition against, or reduce funding for, fossil fuels. The United States’ most recent goal under the Paris Agreement was to reduce its net economy-wide GHG emissions by 61-66 percent from 2005 levels by 2035. However, in January 2025, President Trump issued an executive order calling for the withdrawal of the United States from the Paris Agreement and revocation of any financial commitments thereunder as apart of a broader series of executive orders announcing a deregulatory approach with respect to climate change-related matters. Nevertheless, state or local governments may elect to continue participation in international climate change initiatives and pursue state- or regional-level climate-related regulations. Although it appears unlikely in the near-term that new federal climate-related measures will be imposed, and such new or more stringent regulations limiting or taxing the emission of GHGs, legislation restricting the production of oil and gas, or other climate-related policies having the effect of reducing the availability or attractiveness of fossil-fuel energy could reduce demand for the oil and gas we and our operators produce and sell and adversely impact our results of operations.
Increased regulatory scrutiny on emissions and related climate change matters has also led to increased litigation risks for fossil fuel companies. A number of states, municipalities and other plaintiffs have sought to bring suit against various oil and gas companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to climate change and its effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. We are not currently a defendant in any of these lawsuits, but it could be named in actions in the future making similar allegations. Should we be targeted by any such litigation, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. Involvement in such a case could have adverse reputational impacts and an unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
Regulatory requirements to reduce gas flaring and to further restrict emissions could have an adverse effect on our operations.
Wells in the Williston Basin of North Dakota, where we own significant oil and natural gas properties, produce natural gas as well as oil. Constraints in third party natural gas gathering and processing systems in certain areas have resulted in some of that natural gas being flared instead of gathered, processed and sold. In 2014, the NDIC, North Dakota’s chief energy regulator, adopted a policy to reduce the volume of natural gas flared from oil wells in the Williston Basin. The NDIC requires operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. As of November 1, 2020, the enforceable gas capture percentage goal is 91%. Production caps or penalties may be imposed on certain wells that cannot meet the capture goals. It is possible that other states in which we operate, including Montana, will require gas capture plans or otherwise institute new regulatory requirements in the future to reduce flaring.
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
Governance
Board of Directors Oversight. The Board has overall responsibility for the oversight of risk management at Vitesse, which includes cybersecurity risks. The Board receives periodic briefings on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities from members of management, who are responsible for overseeing our cybersecurity program. In addition, the Board receives annual briefings from our Director of Infrastructure and Cybersecurity, on our cybersecurity program. Our internal auditor also reports to the Audit Committee on the internal controls and procedures that are implemented to assess and mitigate cybersecurity risk on an as needed basis.
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
Our common stock trades on the New York Stock Exchange under the symbol “VTS.” The closing price for our common stock on March 10, 2025 was $23.77 per share.
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
The following graph compares the cumulative total stockholder return on our common stock since January 17, 2023 (VTS’s first trading day following the Spin-Off), and the cumulative total returns of Standard & Poor’s 500 Index (“S&P 500”) and the S&P Oil & Gas Exploration & Production Select Industry Index (“S&P O&G E&P”) for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (including reinvestment of all dividends) from January 17, 2023 to December 31, 2024.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Authorized Capital Stock
The Company has authorized 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.
Shares Outstanding
Immediately prior to the closing of the Lucero Acquisition on March 7, 2025, we had 30,409,973 shares of our common stock outstanding, held by approximately 1,141 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.
In conjunction with the Lucero Arrangement, on March 7, 2025, we issued 8,169,368 shares of our common stock to close the transaction.
Securities Authorized for Issuance Under Equity Compensation Plans
See the information incorporated by reference under Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities
None.
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
The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	59.8	million
November 1, 2024 to November 30, 2024	—	—	—	59.8	million
December 1, 2024 to December 31, 2024	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

(1) In February 2023, our Board approved a Stock Repurchase Program authorizing the repurchase of up to $60 million of the Company’s common stock.
During 2024, 852,000 restricted stock units of certain executive officers vested with the Company retaining 354,069 of the vested shares to fund employee tax withholding of $7.5 million with the retained shares subsequently retired by the Company. These retained and retired shares are not included in the above table because they do not constitute a repurchase of equity securities.
In January 2025, 792,000 restricted stock units of certain executive officers vested with the Company retaining 335,797 of the vested shares to fund employee tax withholding of $8.9 million with the retained shares subsequently retired by the Company.
In February 2025, 23,136 restricted stock units of certain executive officers vested with the Company retaining 9,458 of the vested shares to fund employee tax withholding of $0.2 million with the retained shares subsequently retired by the Company.
Dividend Policy
The timing, declaration, amount of and payment of any dividends will be within the discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements or limitations, industry practice, and other factors deemed relevant by our Board. We paid cash dividends of $63.6 million to our equity holders during the year ended December 31, 2024. While we believe that our future cash flows from operations will be able to sustain the current level of dividends, there can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our stockholders in the future. We have not adopted, and do not expect to adopt, a separate written dividend policy. For factors that could affect our ability to pay dividends, see Part I. Item 1A. Risk Factors, including —Risks Relating to Our Common Stock—Although we expect to continue to pay dividends, we cannot provide assurance that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock and–Risks Relating to Our Indebtedness—Our ability to pay dividends to our stockholders is restricted by requirements under our Revolving Credit Facility.
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
This section generally discusses certain 2024 and 2023 items and certain year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 24, 2024 which is incorporated herein by reference.
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We have historically invested in non-operated minority working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana, although we have assumed limited operations in the Williston Basin through the Lucero Acquisition. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of December 31, 2024, we had a working interest in 6,071 gross (168.2 net) productive wells and 248 gross (9.7 net) wells that were being drilled or completed, and an additional 362 gross (8.0 net) wells that had been permitted for development by our operators. In addition, we had a royalty only interest in 1,180 gross (2.8 net) productive wells.
Our financial and operating performance for the year ended December 31, 2024 included the following:
■Paid $63.6 million in dividends to our equity holders.
■Production of 13,003 Boe/d with 69% of production from oil.
■Total revenue of $242.0 million.
■Net income of $21.1 million.
■Cash flows from operations of $155.0 million.
■Invested $115.2 million in capital development and acquisitions.
■Proved reserves of 40.3 MMBoe and $587 million PV-10 value at December 31, 2024, as estimated by our third-party reserve engineers using SEC guidelines.
■Total debt of $117.0 million at December 31, 2024.
See Non-GAAP Financial Information for additional information about PV-10.
On December 15, 2024, Vitesse and Lucero entered into the Lucero Arrangement Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, Vitesse would acquire all of the issued and outstanding Lucero common shares, in an all stock transaction, pursuant to a Plan of Arrangement, with Lucero becoming a wholly owned subsidiary of Vitesse. The Arrangement was subject to the approval by the Alberta Court, Vitesse and Lucero equity holders and certain other customary conditions precedent. On March 7, 2025, the Lucero Acquisition was consummated pursuant to which we acquired Lucero in an all-stock transaction. Lucero shareholders received 0.01239 of a share of Vitesse common stock for each common share of Lucero with 8,169,368 shares of Vitesse common stock issued. Lucero is an oil and natural gas operator with assets in the Bakken and Three Forks formations in the Williston Basin area of North Dakota. Upon completion of the Lucero Acquisition, prior Vitesse stockholders owned approximately 80% and prior Lucero shareholders owned approximately 20% of the common stock of the Company on a fully diluted basis.
The Lucero Acquisition is expected to strengthen our balance sheet and cash flows and serve to enhance our competitive strengths by increasing the optionality of our capital deployment through adding a limited operating function while maintaining our focus on assets in the Williston Basin. This acquisition is expected to increase future revenue, expenses, cash flows and capital expenditures.
Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of us and our operators in conducting operations. During the last several years, prices for oil and natural gas have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, the ongoing military conflict between

Russia and Ukraine, conflict in the Middle East, supply chain constraints, elevated interest rates and costs of capital, and reductions in production by OPEC and its key member, Saudi Arabia, and certain other non-OPEC oil-producing countries.
As a result of such commodity price volatility, which we expect to continue throughout 2025, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s planned repurchases (or possible releases) of oil from the strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other oil-producing countries, the imposition of tariffs and resulting consequences, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts our decisions and the decision of our operators to drill and extract resources.
Source of Our Revenues
We derive our revenues from the sale of oil and natural gas produced from our properties. Revenues are a function of the volume produced, the prevailing market price at the time of sale, oil quality, Btu content and transportation costs to market. We use derivative instruments to hedge future sales prices on a substantial, but varying, portion of our oil production. We also entered into a number of costless collars for natural gas in the first quarter of 2025. We expect our derivative activities will help us achieve more predictable cash flows and reduce our exposure to downward price fluctuations. The use of derivative instruments has in the past, and may in the future, prevent us from realizing the full benefit of upward price movements but also mitigates the effects of declining price movements.
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
Commodity derivatives gain (loss), net. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and gas. Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
DD&A. DD&A includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas properties. As a successful efforts company, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized. Accretion expense relates to the passage of time of our asset retirement obligations.
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. For fiscal 2024 and 2023, general and administrative expenses included non-recurring costs related to the Lucero Acquisition and the Spin-Off, respectively.
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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the years ended December 31, 2024, 2023 and 2022.
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
Selected Factors That Affect Our Operating Results
Our revenues, cash flows from operations and future growth depend substantially upon:
■the timing and success of our drilling and production activities and those of our operating partners;
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
The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas. Worldwide supply in terms of output, especially production from properties within the United States, the production quotas set by OPEC and certain other oil-producing countries, the conflicts in Ukraine and in the Middle East and the strength of the U.S. dollar can adversely impact oil prices.
The price at which our oil production is sold typically reflects a discount to the WTI benchmark price. The price at which our natural gas production is sold may reflect either a discount or premium to the Henry Hub benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the weighted average WTI benchmark price during the year ended December 31, 2024 was negative $5.90 per Bbl, as compared to a negative $4.19 per Bbl during the year ended December 31, 2023, primarily due to less favorable local market pricing, including gathering and transportation costs, as compared to the benchmark price. Our net realized natural gas price during the year ended December 31, 2024 was $1.34 per Mcf, representing a 62% realization relative to average Henry Hub pricing, compared to a net realized natural gas price of $1.88 per Mcf during the year ended December 31, 2023, representing a 74% realization relative to average Henry Hub pricing. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering, and transportation costs, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.

Historically, commodity prices have been volatile and we expect the volatility to continue in the future. Future oil prices will be impacted by varying oil supply and demand both regionally and worldwide.
Prices for various quantities of oil, natural gas and NGLs significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the periods presented.

	YEAR ENDED DECEMBER 31,
Average Daily Prices (1)	2024	2023	2022
WTI Oil (per Bbl)	$75.69	$77.58	$94.90
Natural Gas (per MMBtu)	2.19	2.53	6.45

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average calendar 2024 WTI oil price was $75.69 per Bbl or 2% lower than the average WTI price per Bbl in calendar 2023. Our settled derivatives increased our realized oil price per Bbl by $1.54 in calendar 2024 and increased our realized oil price per Bbl by $0.40 in calendar 2023. Our average 2024 realized oil price per Bbl after reflecting settled derivatives was $71.48 compared to $73.99 in 2023. The average calendar 2024 NYMEX natural gas price was $2.19 per MMBtu, or 13% lower than the average NYMEX price per MMBtu in calendar 2023. We had no gas price derivatives in place in calendar 2024 and 2023. Our 2024 realized natural gas price per Mcf was $1.34 compared to $1.88 in 2023, which was primarily driven by lower NYMEX pricing for natural gas and gas realization.
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

Results of Operations
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
The following table sets forth selected operating data for the periods indicated.

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)
($ in thousands, except per unit data)	2024	2023	AMOUNT	PERCENT
Operating Results:
Revenue
Oil	$230,164	$218,396	$11,768	5%
Natural gas	11,834	15,509	(3,675)	(24%)
Total revenue	$241,998	$233,905	$8,093	3%
Operating Expenses
Lease operating expense	$47,599	$39,514	$8,085	20%
Production taxes	21,500	21,625	(125)	(1%)
General and administrative	23,510	23,934	(424)	(2%)
Depletion, depreciation, amortization, and accretion	100,308	81,745	18,563	23%
Equity-based compensation	8,110	32,233	(24,123)	(75%)
Interest Expense	$9,980	$5,276	$4,704	89%
Income Tax Expense	$7,672	$61,946	$(54,274)	(88%)
Commodity Derivative (Loss) Gain	$(2,348)	$12,484	$(14,832)	(119%)
Production Data:
Oil (MBbls)	3,291	2,968	323	11%
Natural gas (MMcf)	8,809	8,232	577	7%
Combined volumes (MBoe)	4,759	4,340	419	10%
Daily combined volumes (Boe/d)	13,003	11,889	1,114	9%
Average Realized Prices before Hedging:
Oil (per Bbl)	$69.94	$73.59	$(3.65)	(5%)
Natural gas (per Mcf)	1.34	1.88	(0.54)	(29%)
Combined (per Boe)	50.85	53.90	(3.05)	(6%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$71.48	$73.99	$(2.51)	(3%)
Natural gas (per Mcf)	1.34	1.88	(0.54)	(29%)
Combined (per Boe)	51.91	54.17	(2.26)	(4%)
Average Costs (per Boe):
Lease operating expense	$10.00	$9.11	$0.89	10%
Production taxes	4.52	4.98	(0.46)	(9%)
General and administrative	4.94	5.52	(0.58)	(11%)
Depletion, depreciation, amortization, and accretion	21.08	18.84	2.24	12%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $242.0 million for the year ended December 31, 2024 from $233.9 million for the year ended December 31, 2023. The increase in oil and natural gas revenue was due to a 10% increase in production volumes, and was partially offset by a 6% decrease in the average realized prices per Boe before hedging for the year ended December 31, 2024. The increase in production volumes increased oil and natural gas revenue by approximately $21.3 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $13.2 million.
The decreases in realized oil and natural gas prices were primarily due to lower benchmark commodity prices in the year ended December 31, 2024 as compared to the year ended December 31, 2023, as well as increased differentials. Our oil price differential to the weighted average benchmark price during the year ended December 31, 2024 was negative $5.90 per Bbl, as compared to a negative $4.19 per Bbl during the year ended December 31, 2023, primarily due to less favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the year ended December 31, 2024 was $1.34 per Mcf, representing a 62% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $1.88 per Mcf during the year ended December 31, 2023, representing a 74% realization relative to the weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $10.00 per Boe for the year ended December 31, 2024 from $9.11 per Boe for the year ended December 31, 2023. The increase per Boe for the year ended December 31, 2024 compared with the year ended December 31, 2023 was related to increased workover operations and higher service costs. The increased workover costs were responsible for approximately $0.10/Boe of the increase and should result in increased production when these wells return to production.
Production Tax Expense. Total production taxes decreased to $21.5 million for the year ended December 31, 2024 from $21.6 million for the year ended December 31, 2023. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.9% and 9.2% for the years ended December 31, 2024 and 2023, respectively. The lower production tax rate was driven by the production mix and the relative tax rates on oil and natural gas revenue.
General and Administrative Expense. General and administrative expense decreased to $23.5 million for the year ended December 31, 2024 from $23.9 million for the year ended December 31, 2023. General and administrative expense on a per Boe basis decreased to $4.94 for the year ended December 31, 2024 from $5.52 for the year ended December 31, 2023. Costs related to the Spin-Off are included in 2023 and costs related to the Lucero Acquisition are included in 2024. Excluding these costs, the per Boe rate for the years ended December 31, 2024 and 2023 would have been $4.47 and $3.94, respectively. The increase in general and administrative expense per Boe, excluding the Spin-Off and Lucero Acquisition costs, was due to higher legal costs and costs associated with being a public company.
DD&A. DD&A increased to $100.3 million for the year ended December 31, 2024 compared with $81.7 million for the year ended December 31, 2023. The increase of $18.6 million or 23% was the result of a 10% increase in production and a 12% increase in the DD&A rate for the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase in production accounted for a $8.8 million increase in DD&A expense while the increase in the DD&A rate accounted for a $9.7 million increase in DD&A expense.
For the year ended December 31, 2024, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.92 per Boe compared with $18.68 per Boe for the year ended December 31, 2023. The increase in the depletion rate was driven by decreased oil and natural gas reserves related to the lower oil and natural gas prices combined with higher operating expenses and the impact of acquisitions and related capital expenditures in the year ended December 31, 2024.
Equity-based Compensation. During the year ended December 31, 2024, equity-based compensation expense decreased to $8.1 million from $32.2 million during the year ended December 31, 2023. Equity-based compensation expense was higher in 2023 due to retirement vesting provisions in some of the awards resulting in 1,863,000 restricted stock units being expensed upon award. The retirement vesting provisions were responsible for $26.8 million of expenses during the year ended December 31, 2023.
Interest Expense. Interest expense increased to $10.0 million for the year ended December 31, 2024 from $5.3 million for the year ended December 31, 2023. The increase for the year ended December 31, 2024 was due to a higher SOFR interest rate in the year ended December 31, 2024 and a higher average outstanding balance on our Revolving Credit Facility during the year ended December 31, 2024 compared to 2023. The higher interest rate was due to increases to the federal funds rate by the Federal Reserve during the first nine months of the year ended December 31, 2024.
Commodity Derivative (Loss) Gain. The net commodity derivative loss was $2.3 million for the year ended December 31, 2024 compared with a gain of $12.5 million for the year ended December 31, 2023. Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.
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

The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023
Realized gain on commodity derivatives (1)	$5,065	$1,166
Unrealized (loss) gain on commodity derivatives (1)	(7,413)	11,318
Total commodity derivative (loss) gain	$(2,348)	$12,484

(1)Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative (loss) gain in the consolidated statements of operations included in this Annual Report on Form 10-K. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position.
In 2024, approximately 59% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $5.1 million. In 2023, approximately 49% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $1.2 million.
At December 31, 2024, all of our derivative contracts were recorded at their fair value, which was a net asset of $3.7 million, a decrease of $7.4 million from the $11.1 million net asset recorded as of December 31, 2023, while a net liability of $0.2 million was recorded as of December 31, 2022. The decrease in 2024 and asset increase in 2023 was due to changes to forward commodity prices relative to prices on our open commodity derivative contracts and new contracts entered into in the respective years.
Income Tax Expense. We recorded income tax expense of $7.7 million for the year ended December 31, 2024 related to federal and state income taxes. The effective tax rate of 26.7% for the year ended December 31, 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation and state income taxes.
During the year ended December 31, 2023, we recorded income tax expense of $61.9 million related to federal and state income taxes. In January 2023, in connection with the Spin-Off, the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of a $44.1 million deferred tax liability related to the temporary difference between the tax and GAAP basis of the assets of the Predecessor and an offsetting charge to income tax expense.

Liquidity and Capital Resources
Overview. At December 31, 2024 and 2023, we had $3.0 million and $0.6 million of unrestricted cash on hand and $128.0 million and $164.0 million available under our Revolving Credit Facility, respectively. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand and availability under the Revolving Credit Facility and proceeds from equity or debt offerings and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
The Lucero Acquisition is expected to increase the optionality of our capital deployment by adding a limited operating function. This acquisition is expected to increase future revenue, expenses, cash flows and capital expenditures. Upon the closing of the Lucero Acquisition, $49.8 million of cash was acquired along with the other assets and liabilities, which did not include any incremental long term debt.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of revenue receivables, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At December 31, 2024, we had a working capital deficit of $49.4 million, compared to a deficit of $2.1 million at December 31, 2023. Current assets decreased by $7.4 million while current liabilities increased by $39.9 million at December 31, 2024, compared to December 31, 2023. The decrease in current assets in 2024 as compared to 2023 was due to a decrease of $6.2 million in our commodity derivative instruments due to forward oil price decreases as compared to hedged oil prices, and a decrease of $5.1 million in revenue receivable primarily due to lower oil and natural gas revenue in the fourth quarter, partially offset by an increase in our cash balance of $2.4 million and an increase in other receivables of $1.5 million primarily related to prepayments and a higher receivable from commodity derivative instruments. The increase in current liabilities in 2024 as compared to 2023 was primarily due to an increase of $39.8 million in accounts payable and accrued liabilities as a result of increased development activity.
Cash Flows. Our cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023	2022
Cash flows provided by operating activities	$155,003	$141,942	$147,041
Cash flows used in investing activities	(115,321)	(120,666)	(84,583)
Cash flows used in financing activities	(37,267)	(30,731)	(57,807)
Net increase (decrease) in cash	$2,415	$(9,455)	$4,651

During the year ended December 31, 2024, we generated $155.0 million of cash from operations, an increase of 9% from the year ended December 31, 2023 driven by a 3% increase in total revenue. During the year ended December 31, 2023, we generated $141.9 million of cash from operating activities, a 3% decrease from the year ended December 31, 2022. Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 24 months. A minimum level of derivative coverage is required by certain debt covenants. See Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. As of December 31, 2024, we had oil swaps covering 2,304,003 Bbls at a weighted average price of $71.16 per Bbl for calendar 2025 and oil swaps covering the sale of 917,994 Bbls at a weighted average price of $66.95 per Bbl for calendar 2026. As of December 31, 2024, we had no natural gas derivative contracts. For more information on our outstanding derivatives, see Notes to Consolidated Financial Statements—Note 6—Derivative Instruments.
Cash used in investing activities during the years ended December 31, 2024, 2023 and 2022 was $115.3 million, $120.7 million, and $84.6 million, respectively. Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisition activities was $21.1 million, $35.7 million and $28.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Cash used in financing activities was $37.3 million, $30.7 million, and $57.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. The cash used in financing activities was related to distributions to our equity holders of $63.6 million, $58.0 million and $36.0 million during the years ended December 31, 2024, 2023 and 2022, respectively and net repayments of $20.0 million during the year ended December 31, 2022 under our Prior Revolving Credit Facility. During the years ended December 31, 2024, and 2023, net borrowings under our Revolving Credit Facility of $36.0 million and $28.0 million, respectively, partially offset these other uses of funds.
Revolving Credit Facility. In connection with the Spin-Off, we entered into the secured Revolving Credit Facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders. The Revolving Credit Facility will mature on October 22, 2028.
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

As of December 31, 2024, the Company’s borrowing base was $245.0 million with an aggregate elected commitment of $235.0 million of which $117.0 million was outstanding. See Notes to Consolidated Financial Statements—Note 5—Credit Facility for further details regarding the Revolving Credit Facility. In conjunction with the closing of the Lucero Acquisition on March 7, 2025, the Revolving Credit Facility was amended to increase the borrowing base to $315 million. This increase will serve as the borrowing base redetermination scheduled to occur in April 2025. The next borrowing base redetermination is scheduled for the fall of 2025. In addition, pursuant to the terms of the Revolving Credit Facility and as part of the amendment, the Company elected to increase the aggregate elected commitment amount to $250.0 million.
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
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity (including the Lucero Acquisition), among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Notes to Consolidated Financial Statements—Note 4— Fair Value Measurements for further information on these contracts and their fair values as of December 31, 2024, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $63.6 million during the year ended December 31, 2024. While we believe that our future cash flows from operations will be able to sustain an increasing level of dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the year ended December 31, 2024 total capital expenditures was $115.2 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
The amount, timing and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors. If oil and natural gas prices decline below our acceptable levels, or costs increase, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected financial returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We will carefully monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, change in service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control, including the Lucero Acquisition. For additional information on the impact of changing prices and market conditions on our financial position, see Part II. Item 7A Quantitative and Qualitative Disclosures About Market Risk.

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
The table below reconciles the pre-tax PV-10 value of our proved reserves at SEC prices as of December 31, 2024 to the Standardized Measure.

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$586,590
Future Income Taxes, Discounted at 10%	$(80,259)
Standardized Measure of Discounted Future Net Cash Flows	$506,331

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
Proved Oil and Natural Gas Reserves
The determination of depreciation, depletion and amortization expense as well as impairments that may be recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. Approximately 32% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves, future cash flows from our reserves, and future development of our proved undeveloped reserves. Our proved oil and gas reserve information was computed by applying the average first-day-of-the- month oil and gas price during the 12-month period ended on the balance sheet date.
External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements for the year ended December 31, 2024, which were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.
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
For the years ended December 31, 2024, 2023, and 2022 we did not record any impairment expense.
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
The following table summarizes our open crude oil swap contracts as of December 31, 2024, by fiscal quarter.

SETTLEMENT PERIOD	OIL (Bbls)	WEIGHTED AVERAGE PRICE
Swaps-Crude Oil
2025:
Q1	526,500	$72.55
Q2	649,503	$71.85
Q3	586,503	$69.99
Q4	541,497	$70.25
2026:
Q1	353,997	$66.90
Q2	329,997	$66.90
Q3	119,997	$67.10
Q4	114,003	$67.10

See Notes to the Consolidated Financial Statements—Note 4—Fair Value Measurements and —Note 6—Derivative Instruments for further details regarding our commodity derivatives.
Based upon our open commodity derivative positions at December 31, 2024, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $3.1 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $1.0 million increase or decrease in interest expense for the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in this Annual Report as set forth in the “Index to Financial Statements” on page F-1 of this report and is incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, management has concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter of 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Our internal control over financial reporting is a process under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”). Based on our evaluation under such framework, management determined that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table presents information, as of March 11, 2025, regarding the individuals who are serving as executive officers and directors of Vitesse:

NAME	AGE	POSITION
Robert W. Gerrity	73	Chairman and Chief Executive Officer
Brian J. Cree	61	President
James P. Henderson	59	Chief Financial Officer
M. Scott Regan	54	General Counsel and Secretary
Linda Adamany	72	Director
M. Bruce Chernoff	59	Director
Brian P. Friedman	69	Director
Daniel O’Leary	69	Lead Independent Director
Cathleen M. Osborn	72	Director
Gary D. Reaves	45	Director
Randy Stein	71	Director
Joseph S. Steinberg	81	Director
Information regarding our Code of Business Conduct and Ethics, and Corporate Governance Guidelines are available on the Company’s website under the heading “Investor Relations”, the subheading “Governance,” and the subheading “Governance Documents.” References to the Company's website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report on Form 10-K.
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information not otherwise disclosed in this Item 10 and to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

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
Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 17, 2023, File No. 001-41546
2.2*	Arrangement Agreement, dated as of December 15, 2024, between Vitesse Energy, Inc. and Lucero Energy Corp.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 19, 2024, File No. 001-41546
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
4.1	Description of Vitesse Energy, Inc.’s Common Stock	Incorporated by reference to Exhibit 4.1 to Form 10-K filed February 26, 2024, File No. 0001-41546
10.1	Tax Matters Agreement, dated as of January 13, 2023, between Jefferies Financial Group Inc. and Vitesse Energy, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 17, 2023, File No. 001-41546
10.2*	Second Amended and Restated Credit Agreement, dated as of January 13, 2023, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 17, 2023, File No. 001-41546
10.3
First Amendment to Second Amended and Restated Credit Agreement dated as of May 2, 2023, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 8, 2023, File No. 001-41546
10.4
Second Amendment to Second Amended and Restated Credit Agreement dated as of May 20, 2024, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 5, 2024, File No. 001-41546
10.5
Third Amendment to Second Amended and Restated Credit Agreement dated as of October 22, 2024, among Vitesse Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2024, File No. 001-41546
10.6†	Vitesse Energy, Inc. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 17, 2023, File No. 001-41546
10.7†*	Vitesse Energy, Inc. Transitional Equity Award Adjustment Plan*	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 17, 2023, File No. 001-41546
10.8†	Form of RSU Award Agreement (Executive – Retirement)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.9†	Form of RSU Agreement (Executive – Three Year Vesting)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.10†	Form of RSU Agreement (Employee – Three Year Vesting)	Filed herewith.

10.11†	Form of RSU Agreement (Employee – Four Year Vesting)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.12†	Form of RSU Agreement (Director)	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 16, 2023, File No. 001-41546
10.13†	Form of Performance Stock Unit Grant Notice	Incorporated by reference to Exhibit 10.13 to Form 10-K filed February 26, 2024, File No. 0001-41546
10.14	Form of Lucero Voting Agreement (filed with Lucero Arrangement Agreement)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 19, 2024, File No. 0001-41546
10.15*	Form of Vitesse Voting Agreement (filed with Lucero Arrangement Agreement)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 19, 2024, File No. 0001-41546
10.16*
Limited Consent and Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of March 7, 2025, among Vitesse Energy, Inc., as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 20-25, File No. 0001-41546
19	Vitesse Energy Inc. Insider Trading Policy	Filed herewith.
21.1	List of Subsidiaries	Filed herewith.
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of Cawley, Gillespie & Associates	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
97.1	Vitesse Energy, Inc. Incentive-Based Compensation Recoupment Policy, adopted as of October 31, 2023.	Incorporated by reference to Exhibit 97.1 to Form 10-K filed February 26, 2024, File No. 001-41456
99.1	Report of Cawley, Gillespie & Associates as of December 31, 2024	Filed herewith.

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

Vitesse Energy, Inc.
Date:	March 11, 2025	By:	/s/ Robert W. Gerrity
Name: Robert W. Gerrity
Title: Chairman, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	March 11, 2025
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	March 11, 2025
James P. Henderson	(Principal Financial and Accounting Officer)

/s/ Linda Adamany	Director	March 11, 2025
Linda Adamany

	Director	March 11, 2025
M. Bruce Chernoff

/s/ Brian P. Friedman	Director	March 11, 2025
Brian P. Friedman

/s/ Daniel O'Leary	Director	March 11, 2025
Daniel O'Leary

/s/ Cathleen M. Osborn	Director	March 11, 2025
Cathleen M. Osborn

	Director	March 11, 2025
Gary D. Reaves

/s/ Randy Stein	Director	March 11, 2025
Randy Stein

/s/ Joseph S. Steinberg	Director	March 11, 2025
Joseph S. Steinberg

VITESSE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Vitesse Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vitesse Energy, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2025

We have served as the Company’s auditor since 2021.

VITESSE ENERGY, INC.
Consolidated Balance Sheets

	DECEMBER 31,
(in thousands except shares)	2024	2023
Assets
Current Assets
Cash	$2,967	$552
Revenue receivable	39,788	44,915
Commodity derivatives	3,842	10,038
Prepaid expenses and other current assets	4,314	2,841
Total current assets	50,911	58,346
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,315,566	1,168,378
Less accumulated DD&A and impairment	(563,590)	(464,036)
Total oil and gas properties	751,976	704,342
Other Property and Equipment—Net	182	189
Other Assets
Commodity derivatives	284	1,109
Other noncurrent assets	7,540	1,984
Total other assets	7,824	3,093
Total assets	$810,893	$765,970
Liabilities and Equity
Current Liabilities
Accounts payable	$34,316	$27,692
Accrued liabilities	65,714	32,507
Commodity derivatives	299	—
Other current liabilities	—	204
Total current liabilities	100,329	60,403
Long-term Liabilities
Revolving credit facility	117,000	81,000
Deferred tax liability	72,001	64,329
Asset retirement obligations	9,652	8,353
Commodity derivatives	94	—
Other noncurrent liabilities	11,483	5,479
Total liabilities	310,559	219,564
Commitments and contingencies (Note 11)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 32,650,889 and 32,812,007 shares issued at December 31, 2024 and 2023, respectively	326	328
Additional paid-in capital	505,133	567,654
Accumulated deficit	(5,125)	(21,576)
Total equity	500,334	546,406
Total liabilities and equity	$810,893	$765,970

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Consolidated Statements of Operations

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except per share data)	2024	2023	2022
Revenue
Oil	$230,164	$218,396	$233,622
Natural gas	11,834	15,509	48,268
Total revenue	241,998	233,905	281,890
Operating Expenses
Lease operating expense	47,599	39,514	31,133
Production taxes	21,500	21,625	24,092
General and administrative	23,510	23,934	19,833
Depletion, depreciation, amortization, and accretion	100,308	81,745	63,732
Equity-based compensation	8,110	32,233	(10,766)
Total operating expenses	201,027	199,051	128,024
Operating Income	40,971	34,854	153,866
Other (Expense) Income
Commodity derivative (loss) gain, net	(2,348)	12,484	(30,830)
Interest expense	(9,980)	(5,276)	(4,153)
Other income	89	140	20
Total other (expense) income	(12,239)	7,348	(34,963)

Income Before Income Taxes	$28,732	$42,202	$118,903

(Provision for) Benefit from Income Taxes	(7,672)	(61,946)	—

Net Income (Loss)	$21,060	$(19,744)	$118,903
Net income attributable to Predecessor common unit holders	—	1,832	118,903
Net Income (Loss) Attributable to Vitesse Energy, Inc.	$21,060	$(21,576)	$—

Weighted average common shares / Predecessor common unit outstanding – basic	30,040,035	29,556,967	438,625,000
Weighted average common shares / Predecessor common unit outstanding – diluted	32,908,225	29,556,967	438,625,000
Net income (loss) per common share / Predecessor common unit – basic	$0.70	$(0.73)	$0.26
Net income (loss) per common share / Predecessor common unit – diluted	$0.64	$(0.73)	$0.26
Net income per Predecessor non-founder MIUs classified as temporary equity–basic and diluted			$—

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Consolidated Statements of Equity

	Common Stock		Preferred Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2022	—	$—	—	$—	$—	$480,074	$—	480,074
Net income	—	—	—	—	—	118,903	—	118,903
Distribution to common unit holders	—	—	—	—	—	(36,000)	—	(36,000)
Fair market value MIU adjustment	—	—	—	—	—	1,446	—	1,446
Balance—December 31, 2022	—	$—	—	$—	$—	$564,423	$—	564,423
Net income (loss)	—	—	—	—	—	1,832	(21,576)	(19,744)
Issuance of common stock in exchange for Vitesse Energy, LLC	25,914,891	259	—	—	565,996	(566,255)	—	—
Issuance of common stock in exchange for Non-Founder MIU's	163,544	2	—	—	4,557	—	—	4,559
Acquisition of Vitesse Oil, LLC	2,120,312	21	—	—	30,607	—	—	30,628
Issuance of restricted stock units, net of forfeitures	3,152,247	32	—	—	(152)	—	—	(121)
Issuance of Transitional Plan awards	1,475,613	15	—	—	(15)	—	—	—
Equity-based compensation	—	—	—	—	32,535	—	—	32,535
Common stock dividends declared ($2.00 per share)	—	—	—	—	(65,626)	—	—	(65,626)
Repurchase of common stock	(14,600)	—	—	—	(248)	—	—	(248)
Balance—December 31, 2023	32,812,007	$328	—	$—	$567,654	$—	$(21,576)	$546,406
Net income	—	—	—	—	—	—	21,060	21,060
Issuance of restricted stock units, net of forfeitures	192,951	2	—	—	(45)	—	—	(43)
Equity-based compensation	—	—	—	—	8,263	—	—	8,263
Common stock dividends declared ($2.075 per share)	—	—	—	—	(63,254)	—	(4,609)	(67,863)
Stock exchanged for tax withholding and retired	(354,069)	(4)	—	—	(7,485)	—	—	(7,489)
Balance—December 31, 2024	32,650,889	$326	—	$—	$505,133	$—	$(5,125)	$500,334

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$21,060	$(19,744)	$118,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	100,308	81,745	63,732
Unrealized loss (gain) on derivative instruments	7,413	(11,318)	(16,294)
Equity-based compensation	8,110	32,233	(10,766)
Deferred income taxes	7,672	61,946	—
Amortization of debt issuance costs	792	655	472
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	5,127	(810)	(10,764)
Prepaid expenses and other current assets	(1,448)	(1,860)	(842)
Accounts payable	2,710	2,407	(147)
Accrued liabilities	2,861	(3,308)	2,739
Other	398	(4)	8
Net cash provided by Operating Activities	155,003	141,942	147,041
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(21,132)	(35,654)	(28,547)
Development of oil and gas properties	(94,116)	(84,832)	(56,024)
Purchase of property and equipment	(73)	(180)	(12)
Net cash used in Investing Activities	(115,321)	(120,666)	(84,583)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	57,500	59,000	16,000
Repayments of revolving credit facility	(21,500)	(26,000)	(36,000)
Repayments of Vitesse Oil revolving credit facility	—	(5,000)	—
Dividends/distributions paid	(63,560)	(57,999)	(36,000)
Repurchases of common stock	—	(248)	—
Stock exchanged for tax withholding	(7,489)	—	—
Debt issuance costs	(2,218)	(484)	(1,807)
Net cash used in Financing Activities	(37,267)	(30,731)	(57,807)
Net Increase (Decrease) in Cash	2,415	(9,455)	4,651
Cash—Beginning of year	552	10,007	5,356
Cash—End of year	2,967	$552	$10,007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,043	$4,734	$3,595
Cash paid for income taxes	—	1,292	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$77,653	$46,338	$21,266
Asset retirement obligations capitalized to oil and gas properties	626	951	347
Issuance of common stock to acquire Vitesse Oil	—	30,628	—
Unit-based compensation liability transferred to redeemable management incentive units	—	—	481

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
The business purpose of the Company is to acquire, own, explore, develop, manage, produce, exploit, and dispose of oil and gas properties. The Company is focused on returning capital to stockholders through historically owning and acquiring non-operated working interest and royalty interest ownership primarily in the core of the Bakken and Three Forks formations in the Williston Basin of North Dakota and Montana. The Company also owns non-operated interests in oil and gas properties in the Central Rockies, including the Denver-Julesburg Basin and the Powder River Basin.
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

Segment and Geographic Information
The chief operating decision maker (CODM) of the Company is the Chief Executive Officer (CEO). The Company operates in a single reportable segment, which is a single operating segment. All of the Company’s operations are managed on a consolidated basis, conducted in the continental United States, and relate to the acquisition, development and production of oil and natural gas assets. The significant segment expenses provided to the CODM for purposes of allocating resources and assessing financial performance include lease operating expense, production taxes, general and administrative expense, depletion, depreciation, amortization, and accretion, equity-based compensation, income taxes and interest expense. These significant expenses are the same as the line items presented in the Consolidated Statements of Operations. Consolidated net income is the measure used by the CODM to assess performance and determine resource allocation.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the consolidated balance sheet date and periodically throughout the year, balances of cash exceeded the federally insured limit. As of December 31, 2024 and 2023 the Company held no cash equivalents.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the years ended December 31, 2024, 2023 and 2022, the Company recorded depletion expense of $99.6 million, $81.1 million and $63.3 million, respectively. The Company’s depletion rate per BOE for the years ended December 31, 2024, 2023 and 2022 was $20.92, $18.68 and $16.71, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the years ended December 31, 2024, 2023 and 2022.
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
Concentrations of Credit Risk
For the years ended December 31, 2024, 2023 and 2022, four, three and four operators accounted for 64 percent, 49 percent and 54 percent, respectively, of oil and natural gas revenue. As of December 31, 2024 and 2023, four and three operators accounted for 71 percent and 56 percent, respectively, of oil and natural gas revenue receivable. The Company’s oil and natural gas revenue receivable is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2024.
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
New Accounting Pronouncements
In November 2023, FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of the new guidance as of December 31, 2024 did not have a material impact on the Company’s financial statements and related disclosures.
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
In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU primarily requires companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The new guidance will be effective for the Company’s year ending December 31, 2027 and interim periods during the year ended December 31, 2028. The Company does not believe the new guidance will have a material impact on its consolidated financial statements and related disclosures.

Note 3—Oil and Gas Properties
During the years ended December 31, 2024, 2023 and 2022, the Company purchased a number of proved oil and gas properties and proved leaseholds for an aggregate purchase price of $21.1 million, $35.7 million, and $28.5 million, respectively. In addition, as part of the Spin-Off during the year ended December 31, 2023, $35.6 million of oil and gas properties and $5.0 million of net liabilities of Vitesse Oil were contributed in exchange for 2,120,312 shares of common stock of the Company for total consideration of $30.6 million.
The transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the years ended December 31, 2024, 2023 and 2022 were immaterial. The purpose of the acquisitions was to acquire proved developed and proved undeveloped oil and gas properties that were proximate and complementary to existing properties and leases for strategic purposes.
Lucero Acquisition
On December 15, 2024, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Lucero Energy Corporation (“Lucero”) where the Company has agreed to acquire Lucero in an all-stock transaction. Lucero is an independent oil and natural gas operator focused on the acquisition, development and production of oil-weighted assets in the Bakken and Three Forks formations in the Williston Basin area of North Dakota.
On March 7, 2025, the Company closed on the acquisition pursuant to the Arrangement Agreement and each share of Lucero common stock was converted into the right to receive 0.01239 of a share of the Company’s common stock. Based on the closing price of the Company’s common stock on March 7, 2025, the total value of the Company’s common stock issued to holders of Lucero common stock as part of this transaction was approximately $194 million.
As the accounting acquirer, the Company will account for the acquisition using the acquisition method of accounting for business combinations in accordance with ASC 805. Under the acquisition method of accounting, the assets and liabilities of Lucero and its subsidiaries will be recorded at their respective fair values as of March 7, 2025. Due to the limited time since the acquisition closed, information regarding the fair value of the assets and liabilities acquired as of March 7, 2025 is not yet available and the Company is unable to make the required purchase price allocation disclosures at this time. The Company expects to finalize the purchase price allocation as soon as reasonably practical, which will not extend beyond the one-year measurement period provided under ASC 805.
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
Recurring Fair Value Measurements
As of December 31, 2024, the Company’s derivative financial instruments are composed of commodity swaps. The fair value of the swap agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy (see Note 6).
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
Note 5—Credit Facility
In connection with the Spin-Off in January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates the revolving credit facility of the Predecessor (the “Prior Revolving Credit Facility”). The Predecessor, as predecessor borrower under the Prior Revolving Credit Facility, assigned the liens and existing rights, liabilities and obligations under the Prior Revolving Credit Facility to the Company pursuant to the Revolving Credit Facility. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500.0 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of December 31, 2024 and 2023, the Company’s borrowing base was $245.0 million and $245.0 million with an aggregate elected commitment of $235.0 million and $180.0 million of which $117.0 million and $81.0 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of December 31, 2024 and 2023, the interest rate on the outstanding balance under the Revolving Credit Facility was 7.21% and 8.46%, respectively.
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
Under the Revolving Credit Facility, the Company is permitted to make cash distributions without limit to our equity holders if (i) no event of default or borrowing base deficiency (i.e., outstanding debt (including loans and letters of credit) exceeds the borrowing base) then exists or would result from such distribution and (ii) after giving effect to such distribution, (a) total outstanding credit usage does not exceed 80% of the least of (the following collectively referred to as “Commitments”): (1) $500.0 million (2) then-effective borrowing base, and (3) the then-effective aggregate elected commitments and (b) as of the date of such distribution, the EBITDAX Ratio does not exceed 1.50 to 1.00. If the EBITDAX Ratio exceeds 1.50 to 1.00, but does not exceed 2.25 to 1.00, and if total outstanding credit usage does not exceed 80% of the Commitments, the Company may make distributions if free cash flow (as defined under the Revolving Credit Facility) is greater than $0 and the Company has delivered a certificate to lenders attesting to the foregoing.

The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These financial covenants are consistent with the Predecessor Revolving Credit Facility. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at December 31, 2024.
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
■On January 17, 2024, the Company elected to increase the elected commitments to $210 million and add a fifth lender to the syndicate of banks in accordance with the terms of the Revolving Credit Facility;
■On May 20, 2024, in conjunction with the regular semi-annual borrowing base redetermination, the Company entered into an amendment to the Revolving Credit Facility that increased the elected commitments to $245 million and added a sixth lender to the syndicate of banks;
■On October 22, 2024, the Company entered into an amendment to the Revolving Credit Facility. Among other things, the amendment extended the maturity date to October 22, 2028, the borrowing base was reaffirmed at $245 million, the elected commitment amount was decreased from $245 million to $235 million and the definition of the term “Applicable Margin” was amended to reduce the rates in the Utilization Grid for SOFR Loans and ABR Loans by 0.25%;
■In conjunction with the closing of the Lucero acquisition on March 7, 2025, the borrowing base was redetermined at $315 million and elected commitments increased to $250 million. The next borrowing base redetermination is scheduled for the fall of 2025.
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
The following table summarizes the location and fair value amounts of commodity derivative instruments in the consolidated balance sheet as of December 31, 2024, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$5,304	$(1,462)	$3,842
Noncurrent derivative assets	284	—	284
Total	$5,588	$(1,462)	$4,126
Commodity derivative liabilities:
Current derivative liabilities	$1,761	$(1,462)	$299
Noncurrent derivative liabilities	94	—	94
Total	$1,855	$(1,462)	$393

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of December 31, 2023, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$10,038	$—	$10,038
Noncurrent derivative assets	1,109	—	1,109
Total	$11,147	$—	$11,147
Commodity derivative liabilities:
Current derivative liabilities	$—	$—	$—
Noncurrent derivative liabilities	—	—	—
Total	$—	$—	$—

As of December 31, 2024, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE ROUNDED FIXED PRICE
WTI-NYMEX	Q1 2025	526,500	$73
WTI-NYMEX	Q2 2025	649,503	72
WTI-NYMEX	Q3 2025	586,503	70
WTI-NYMEX	Q4 2025	541,497	70
WTI-NYMEX	Q1 2026	353,997	67
WTI-NYMEX	Q2 2026	329,997	67
WTI-NYMEX	Q3 2026	119,997	67
WTI-NYMEX	Q4 2026	114,003	67

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
Note 7—Accrued Liabilities
Accrued liabilities at December 31, 2024 and 2023 are summarized as follows:

	DECEMBER 31,
(in thousands)	2024	2023
Accrued capital expenditures	$50,200	$22,800
Accrued lease operating expenses, net	4,224	3,258
Accrued compensation	3,563	3,647
Accrued dividends	4,943	1,967
Other accrued liabilities	2,784	835
Total	$65,714	$32,507

Note 8—Asset Retirement Obligations
A rollforward of AROs for the years ended December 31, 2024 and 2023 are presented below.

	DECEMBER 31,
(in thousands)	2024	2023
Balance—Beginning of period	$8,353	$6,823
Liabilities incurred	626	951
Accretion expense	673	579
Revisions	—	—
Balance—End of year	$9,652	$8,353

Note 9—Related Party Transactions
3B acquired common units in the Predecessor which were funded by two Initial Loans (defined below) with related parties. As part of the funding of the Predecessor, 3B entered into two different promissory notes with VE Holding LLC, an entity owned by JFG. The promissory notes allowed 3B to borrow up to $7.875 million and $3.5 million, initially accruing interest at 10.0 percent and 3.5 percent, respectively, and had maturity dates of May 7, 2021 (the “Initial Loans”). Initially, repayment of the $3.5 million promissory note was fully guaranteed by one of the members of 3B. Each of the two Initial Loans were collateralized by all of the common units held by 3B. In 2021, the $3.5 million promissory note was amended to remove the guarantee, change the interest rate to 10.0 percent and extend the maturity date to December 31, 2023. At the same time the $7.875 million promissory note was amended to extend the maturity date to December 31, 2023. The Initial Loans between 3B and VE Holding LLC were held outside of the Predecessor and were not a liability of the Predecessor. During 2022, there were $36.0 million of ratable distributions made to the common unit holders. The 3B distribution of $0.9 million was used to pay down a pro rata portion of the outstanding interest on the Initial Loans. The 3B common units and related loans were liquidated and terminated in connection with the Spin-Off.
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
The Predecessor entered into an amended and restated services agreement (the “Services Agreement”) by and between the Predecessor, Vitesse Management, and Vitesse Oil, LLC (“Vitesse Oil”) on May 7, 2014. Vitesse Oil was an entity with management common to that of the Predecessor. Per the Services Agreement, costs incurred by Vitesse Management were allocable between the Predecessor and Vitesse Oil initially at 50 percent each and adjusted automatically each quarter, such that the Predecessor’s share of allocable costs were the greater of 50 percent or the quotient of the total contributed capital to the Predecessor made by its members and the sum of the total contributed capital to the Predecessor and Vitesse Oil by their respective members. As such, the Predecessor incurred 90 percent of the Vitesse Management costs for the year ended December 31, 2022. The amount of costs reimbursed from Vitesse Oil to the Predecessor for management services was $1.1 million the year ended December 31, 2022. The amount due to the Predecessor from Vitesse Oil as of December 31, 2022 was immaterial. Vitesse Oil was acquired as part of the Spin-Off and accordingly 100 percent of Vitesse Management costs were incurred by the Company subsequent to the Spin-Off.
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During the years ended December 31, 2024, 2023, and 2022, the Company recorded its net share of fees from JETX of approximately $2.7 million, $2.7 million and $2.4 million, respectively, which is classified as a reduction to general and administrative expenses on the accompanying consolidated statements of operations.

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
Subsequent to the year ended December 31, 2024, the Company paid approximately $2.5 million of transaction costs to a related party in connection with the Lucero acquisition (see Note 3).
Note 10—Leases
The Company is obligated under noncancelable leases primarily for facilities. Total expense under these operating leases was $0.6 million, $0.4 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
The Company’s lease agreements do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at the lease commencement date, including the current rate on our collateralized revolving credit agreement, for the purpose of determining the present value of lease payments. The right-of-use assets of $4.4 million and $0.2 million as of December 31, 2024 and 2023, respectively, are recorded within Other noncurrent assets on the consolidated balance sheets. The related lease obligations of $4.8 million and $0.2 million as of December 31, 2024 and 2023, respectively, are recorded within Other noncurrent liabilities and Other current liabilities, respectively, on the consolidated balance sheets.
As of December 31, 2024, maturities of the Company’s lease liabilities were as follows:

(in thousands)
2025	$327
2026	703
2027	717
2028	731
2029	746
Thereafter	4,166
Total future lease payments	7,390
Less: Imputed interest	2,635
Present value of future lease payments	$4,755

As of December 31, 2024, the Company’s operating leases have weighted-average remaining lease terms and discount rates of 10.3 years and 8.4%, respectively.
Note 11—Commitments and Contingencies
Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, management of the Company was unaware of any material legal proceedings against the Company. The Company maintains insurance to cover certain actions.
Contingencies
The Arrangement Agreement (Note 3) included a hedging agreement that required Lucero to enter into WTI-NYMEX crude oil swaps in December 2024 for 2,278 barrels per day at a fixed price of approximately $69 per barrel for the period covering January 1, 2025 through March 31, 2025. In the event the Arrangement Agreement did not close, the Company would be required to settle any realized gains or losses on these contracts with Lucero. As of December 31, 2024, the fair value of these derivative contracts was net liability of $0.4 million.

Note 12—Equity
Authorized Capital Stock
The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.
Common Stock
During the year ended December 31, 2024 the following transactions related to our common stock occurred:
■901,998 RSUs vested and were released as common stock, of which 354,069 were exchanged for tax withholding and retired by the Company
During the year ended December 31, 2023 the following transactions related to our common stock occurred:
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
■the Transitional Equity Award Adjustment Plan (the “Transitional Plan”), as discussed further below, was implemented and resulted in the following issuances to current and former directors and employees of JFG:
◦286,729 restricted stock awards;
◦1,475,613 restricted stock units, gross of fractional shares to be settled in cash;
■Predecessor MIUs granted to Predecessor employees other than the Predecessor’s two founders were exchanged for 163,544 shares of common stock;
■Vitesse Oil was contributed in exchange for 2,120,312 common shares;
■14,600 shares of common stock were repurchased and retired as part of our Stock Repurchase Program, as discussed further below.
On March 10, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend for the Company’s common stock of $0.5625 per share for stockholders of record as of March 21, 2025, which will be paid on March 31, 2025.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. Under the LTIP, 3,960,000 shares were initially available to be awarded and as of December 31, 2024, there were 503,222 shares available to be granted.
Restricted Stock Units
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
The following is a summary of RSU activity during the years ended December 31, 2024 and 2023:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2023	—	$—
Granted	3,333,122	14.96
Vested	—	—
Forfeited	(180,875)	14.40
Outstanding at December 31, 2023	3,152,247	14.99
Granted	250,427	22.96
Vested	(901,998)	15.25
Forfeited	(50,000)	14.40
Outstanding at December 31, 2024	2,450,676	$15.72

During the years ended December 31, 2024 and 2023, the Company recognized $7.4 million and $32.2 million of equity-based compensation expense relating to these restricted stock units, respectively. Of the 2023 expense, $26.8 million, or 1,863,000 restricted stock units, was for awards that had a retirement provision and were granted to retirement-eligible employees and therefore resulted in immediate recognition of expense.
As of December 31, 2024, there is $12.6 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through August 2027, over a weighted-average period of 1.79 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024
Forecast period (years)	2.85
Risk-free rates	4.4%
Expected equity volatility	55%
Stock price on grant date	$21.48
Grant date fair value	$22.02

The following is a summary of PSU activity during the year ended December 31, 2024:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2024	—	$—
Granted	104,104	22.02
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	104,104	$22.02

During the year ended December 31, 2024, the Company recognized $0.7 million of equity-based compensation expense relating to these PSUs.
As of December 31, 2024, there is $1.6 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2026, over a weighted-average period of 2.00 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the years ended December 31, 2024 and 2023. The intrinsic option value of the options was $7.3 million at December 31, 2024 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at December 31, 2024 38,814 have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the years ended December 31, 2024 and 2023, 115,726 and 810,507 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively. During the year ended December 31, 2024, 7,476 restricted stock units were forfeited.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the years ended December 31, 2024 and 2023, 57,580 and 56,218 restricted stock awards were released as common stock.
As of December 31, 2024, Transitional Plan Restricted Units and Transitional Plan Restricted Awards are scheduled to be released as follows:

Year	Restricted stock units	Restricted stock awards	Total
2025	86,105	17,262	103,367
2026	323,138	48,619	371,757
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
Thereafter	16,740	—	16,740
Total	541,902	172,931	714,833

The Transitional Plan governs the terms and conditions of the new Vitesse awards issued as an adjustment to JFG awards at the effective time of the Spin-Off, but will not be used to make any grants following the Spin-Off.
Stock Repurchase Program
In February 2023, the Board approved a stock repurchase program authorizing the repurchase of up to $60 million of the Company’s common stock.
Under the Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time in open market transactions or such other means as will comply with applicable rules, regulations and contractual limitations. The Board of Directors may limit or terminate the Stock Repurchase Program at any time without prior notice. The extent to which the Company repurchases its shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in the Company’s sole discretion.
During the year ended December 31, 2024, the Company did not repurchase any common stock. During the year ended December 31, 2023, the Company repurchased 14,600 shares for $0.2 million and the shares were subsequently retired.
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
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2024	2023
Numerator for earnings per common share:
Net income (loss) attributable to Vitesse Energy, Inc.	$21,060	$(21,576)
Allocation of earnings to participating securities(1)	—	—
Net income (loss) attributable to common shareholders	$21,060	$(21,576)
Adjustment to allocation of earnings to participating securities related to diluted shares	—	—
Net income (loss) attributable to common shareholders for diluted EPS	$21,060	$(21,576)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	29,484,432	28,741,995
Weighted average Transitional Share RSUs outstanding	555,603	814,972
Denominator for basic earnings per common share	30,040,035	29,556,967
LTIP RSUs	2,454,022	—
LTIP PSUs	33,617	—
Transitional Share options	286,881	—
Transitional Share RSUs with remaining performance/service obligation	93,670	—
Denominator for diluted earnings per common share	32,908,225	29,556,967

Net income (loss) per common share:
Basic	$0.70	$(0.73)
Diluted	$0.64	$(0.73)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	—	3,143,715
Transitional Share options	—	270,181
Transitional Share RSUs with remaining performance/service obligation	—	103,653

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
Management Incentive Units
Predecessor MIUs were issued by the Predecessor to eligible employees or consultants. All MIUs were nonvoting and provided the MIU holders the opportunity to participate in distributions after the common unit holders received a specified return.

MIUs were granted to the two founding members of management (“Founder MIUs”) and certain other employees of the Predecessor (“Non-Founder MIUs”). MIUs were subject to vesting requirements and forfeiture provisions specific to the Founder MIUs and Non-Founder MIUs, as outlined in the Predecessor Company Agreement, employment agreement, grant letters, and other supporting MIU documentation.
The Predecessor accounted for Non-Founder MIUs as liability-based awards until the respective holder had borne the risk of unit ownership, at which point the value of the liability was reclassified outside of permanent equity. While the awards were classified as liabilities, compensation expense was recorded through the vesting period, and changes in the estimated fair market value of the liability, were recorded in earnings. Once reclassified outside of permanent equity increases in the estimated fair market value of the award were recorded through members’ equity. During the year ended December 31, 2022, the Predecessor recorded an increase of $1.5 million through members’ equity to adjust the Non-Founder MIUs to fair market value.
A summary of the Predecessor’s activity related to Non-Founder MIUs for the year ended December 31, 2022 is presented below:

FOR THE YEAR ENDED DECEMBER 31,
2022
Nonvested at period end	28,750
Granted during the period	—
Vested during the period	16,250
Forfeited during the period	—
Fair value of MIUs vested during the period	$0.2 million

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
Total compensation cost (income) recognized in the consolidated statements of operations within Equity-based compensation for the year ended December 31, 2022 is as follows:

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2022
Common Unit Option Grant	$(2,089)
Founder MIU Option Grant	(8,680)
Non-Founder MIUs	3
Total	$(10,766)

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
Distributions
Distributions of funds associated with common units follow a prescribed framework, which is outlined in detail in the Predecessor Company Agreement. In general, distributions were first allocated to those unitholders based on their allocable share, as defined in the Predecessor Company Agreement. Each unitholder then received a distribution in accordance with the tiered waterfall, as defined in the Predecessor Company Agreement. The Company made $36.0 million of distributions on common units during the year ended December 31, 2022.
Earnings Per Unit

The Predecessor had two classes of equity in the form of common units and MIUs that were vested and where the holder had borne the risks and rewards of ownership at which point the MIU was reclassified from liabilities to outside of permanent equity. Both common units and temporary equity classified MIUs were considered common units, and distributions were made in accordance with the Predecessor Company Agreement. As such, the Company presents earnings per unit (“EPU”) for both classes of equity. In calculating EPU, we applied the two-class method. Under the two-class method net income attributable to common units is allocated to common units and other participating securities in proportion to the claim on earnings of each participating security after giving effect to distributions declared during the period, if any. The following table sets forth the computation of basic and diluted net income per unit:

FOR THE YEAR ENDED DECEMBER 31,
2022
Common Units

Net income	118,903
less: income allocable to participating securities
In-substance options on common units (Common Unit Option)	(3,006)
In-substance options on Founder MIUs (Founder MIU Option)	—
Non-Founder MIUs classified as temporary equity	—
Non-Founder MIUs classified as liabilities	—
Net income attributable to common unitholders	115,897

Weighted Average Common Units Outstanding (in 000s)	450,000
less: Common Units accounted for as in-substance options	(11,375)
Weighted Average Common Units Outstanding (in 000s)	438,625

Basic and Diluted EPU	$0.26

Temporary Equity Classified MIUs
Income allocable to Non-Founder MIUs classified as temporary equity	$—
MIUs classified in temporary equity (in 000s)	250

Basic and Diluted EPU	$—

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
Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023
Current taxes:
Federal	$—	$—
State	—	—
Total current income tax benefit (expense)	$—	$—

Deferred taxes:
Federal	$(7,110)	$(55,687)
State	(562)	(6,259)
Total deferred income tax benefit (expense)	$(7,672)	$(61,946)

Total income tax benefit (expense)	$(7,672)	$(61,946)

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21% for the years ended December 31, 2024 and 2023 to the income tax expense from continuing operations provided for the periods presented, is as follows:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023
Income tax benefit (expense) at the federal statutory rate	$(6,034)	$(8,862)
State income taxes benefit (expense) - net of federal income tax benefits	(562)	(1,801)
GAAP and tax differences of Predecessor	—	(44,118)
Equity-based compensation	(1,048)	(6,148)
Other	(28)	(1,017)
Total income tax benefit (expense)	$(7,672)	$(61,946)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023
Deferred tax assets:
Asset retirement obligations	$2,247	$1,951
Net operating loss	8,067	1,414
Interest expense	2,892	905
Equity-based compensation	1,120	691
Accrued compensation	810	831
Lease liability	1,107	—
Other assets	1,382	874
Total deferred tax assets	$17,625	$6,666

Deferred tax liabilities:
Oil and gas properties	$(87,743)	$(68,391)
Derivatives	(869)	(2,604)
Right-of-use assets	$(1,014)	$—
Total deferred tax liabilities	$(89,626)	$(70,995)

Valuation Allowance	$—	$—

Total deferred tax (liability) asset	$(72,001)	$(64,329)

For the year ended December 31, 2024 the Company recorded a federal and state tax deferred expense of $7.7 million. For the year ended December 31, 2023 the Company recorded federal and state deferred tax expense of $61.9 million. During Q1 2023 the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of $44.1 million federal and state deferred tax expense. In addition, a $2.4 million deferred tax liability was recorded in 2023 related to the acquisition of Vitesse Oil. For the year ended December 31, 2022, the Predecessor and Vitesse Oil were limited liability companies that passed tax liability through to its members and accordingly did not record income tax expense or deferred tax assets and liabilities.
As of December 31, 2024, the Company had approximately $34.6 million and $23.2 million of U.S. federal and state net operating loss carryovers, respectively. As of December 31, 2023, the Company had $6.1 million and $4.1 million of U.S. federal and state net operating loss carryovers, respectively, and did not have any U.S. federal or state net operating loss carryovers at December 31, 2022.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. Based on when the Company expects existing taxable differences to be realized, management determined that sufficient positive evidence exists as of December 31, 2024 to conclude that it is more-likely-than-not that all of its deferred tax assets will be realized.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other taxing authority. As of December 31, 2024 and 2023, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.
The Company is subject to the following material taxing jurisdictions: United States, Colorado, Montana and North Dakota. As of December 31, 2024, the Company has no tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2023 and 2024. The Predecessor and Vitesse Oil remain subject to examination for federal income taxes and state income taxes for tax years 2021 through 2023, which could have an impact on the deferred tax liability at Spin-Off.
Note 14—Subsequent Events
Other than the above disclosure or other subsequent events disclosed elsewhere in the notes to the financial statements, there were no material subsequent events.

Supplemental Oil and Gas Information (Unaudited)

Oil and Natural Gas Exploration and Production Activities
Oil and natural gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for any contractual provisions. Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include ad valorem and severance taxes. Depletion of crude oil and natural gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities. Results of operations do not include interest expense and general corporate amounts. The results of operations for the Company’s crude oil and natural gas production activities are provided in the Company’s related consolidated statements of operations. Capitalized costs relating the Company’s oil and natural gas producing activities as of December 31, 2024 and 2023 are provided in the Company’s consolidated balance sheets.
Costs Incurred
The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023	2022
Costs Incurred for the Year:
Proved Property Acquisition and Other	$14,509	$78,058	$28,547
Development	132,679	104,569	63,284
Total	$147,188	$182,627	$91,831

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

	OIL (MBbl)	NATURAL GAS (MMcf)	MBoe
Proved Developed and Undeveloped Reserves at December 31, 2021	29,397	77,681	42,344
Revisions of Previous Estimates	(100)	1,959	226
Extensions, Discoveries and Other Additions	1,419	2,561	1,846
Acquisition of Reserves	2,304	5,187	3,168
Production	(2,575)	(7,274)	(3,787)
Proved Developed and Undeveloped Reserves at December 31, 2022	30,445	80,114	43,797
Revisions of Previous Estimates	(5,735)	(7,027)	(6,906)
Extensions, Discoveries and Other Additions	3,141	5,826	4,112
Acquisition of Reserves	2,860	6,429	3,932
Production	(2,968)	(8,232)	(4,340)
Proved Developed and Undeveloped Reserves at December 31, 2023	27,743	77,110	40,595
Revisions of Previous Estimates	(3,265)	(3,775)	(3,894)
Extensions, Discoveries and Other Additions	5,213	9,663	6,823
Acquisition of Reserves	955	3,375	1,518
Production	(3,291)	(8,809)	(4,759)
Proved Developed and Undeveloped Reserves at December 31, 2024	27,355	77,564	40,283

	OIL (MBbl)	NATURAL GAS (MMcf)	MBoe
Proved Developed Reserves:
December 31, 2022	17,290	58,897	27,106
December 31, 2023	18,440	60,202	28,474
December 31, 2024	17,431	58,885	27,245

Proved Undeveloped Reserves:
December 31, 2022	13,155	21,217	16,691
December 31, 2023	9,303	16,907	12,121
December 31, 2024	9,924	18,679	13,038

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
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
■Acquisitions: We acquired 1,518 MBoe of proved undeveloped reserves in the Williston Basin and Central Rockies during 2024 (See Note 3).
■Revisions to previous estimates: In 2024, revisions to previous estimates decreased proved reserves by a net amount of 3,894 MBoe. 1,877 MBoe of that is attributable to reclassifications from proved to non-proved primarily based on updated information on near term operator drilling plans and continued compliance with the SEC 5-year development rule. In addition, the revisions included decreases in proved reserves of 430 MBoe associated with lower commodity prices and higher differentials, a 577 Mboe decrease due to higher lease operating expenses, and a 1,009 Mboe decrease related to forecast/timing/interest changes.
■Extensions and discoveries: During 2024, extensions and discoveries of 6,823 MBoe were attributable to additions of 1,273 MBoe of proved developed reserves and 5,550 Mboe of proved undeveloped reserves in the Williston Basin.
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
■Extensions and discoveries: During 2023, extensions and discoveries of 4,112 MBoe were attributable to additions of 1,520 MBoe of proved developed reserves and 2,592 Mboe of proved undeveloped reserves in the Williston Basin.
Notable changes in proved reserves for the year ended December 31, 2022 included the following:
■Acquisitions: In 2022, total acquisitions of 3.2 MMBoe were primarily attributable to asset acquisitions of oil and gas properties (see Note 3).
■Revisions to previous estimates: In 2022, revisions to previous estimates increased proved reserves by a net amount of 0.2 MMBoe. Included in these revisions were 1.3 MMBoe of upward adjustments caused by higher crude oil and natural gas prices, 0.3 MMBoe of downward adjustments related to the removal of undeveloped drilling locations related to the SEC 5-year development rule, 0.3 MMBoe of downward adjustments related to changes in development plan, and 0.5 MMBoe of downward adjustments attributable to well performance when comparing the Company’s reserve estimates at December 31, 2022 to December 31, 2021.
■Extensions and discoveries: In 2022, total extensions and discoveries of 1.8 MMBoe were attributable to additions of 1.6 MMBoe of proved developed reserves and 0.2 MMBoe of proved undeveloped reserves, respectively, in the Williston Basin.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein
The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves, and the changes in standardized measure of discounted future net cash flows relating to proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932 Extractive Activities— Oil and Gas. Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year (including asset retirement costs), based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities. Income taxes for the Company is zero for the year ended December 31, 2022 due to the Predecessors’s tax status as a pass-through entity. Future net cash flows are then discounted at the rate of 10%. Actual future cash inflows may vary considerably, and the standardized measure does not represent the fair value of the Company’s crude oil and natural gas reserves.

	DECEMBER 31,
(in thousands)	2024	2023	2022
Future Cash Inflows	$2,017,412	$2,197,070	$3,420,665
Future Production Costs	(814,346)	(793,295)	(965,151)
Future Development Costs	(239,928)	(231,686)	(276,399)
Future Income Tax Expense	(127,868)	(175,276)	—
Future Net Cash Inflows	$835,270	$996,813	$2,179,115
10% Annual Discount for Estimated Timing of Cash Flows	$(328,939)	$(421,122)	$(999,131)
Standardized Measure of Discounted Future Net Cash Flows	$506,331	$575,691	$1,179,984

The twelve-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The price of other liquids is included in natural gas. The prices for the Company’s reserve estimates were as follows:

	OIL $/Bbl	NATURAL GAS $/MMBtu
December 31, 2024	$76.32	$2.13
December 31, 2023	$78.21	$2.64
December 31, 2022	$94.14	$6.36

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	DECEMBER 31,
(in thousands)	2024	2023	2022
Beginning of Period	$575,691	$1,179,984	$628,401
Sales of Oil and Natural Gas Produced, Net of Production Costs	(172,899)	(172,766)	(226,666)
Extensions and Discoveries	85,506	74,505	41,373
Previously Estimated Development Cost Incurred During the Period	58,172	30,411	714
Net Change of Prices and Production Costs	(105,949)	(473,479)	575,120
Change in Future Development Costs	10,161	(9,189)	(3,758)
Revisions of Quantity and Timing Estimates	(67,528)	(172,274)	18,140
Accretion of Discount	68,207	117,998	62,840
Change in Income Taxes	26,121	(106,380)	—
Purchases of Minerals in Place	26,071	90,929	122,421
Other	2,778	15,952	(38,601)
End of Period	$506,331	$575,691	$1,179,984