Form 10-Q
period 2025-03-31
Vitesse Energy, Inc.
filed 2025-05-05
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
N/A
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 38,613,646 shares of common stock outstanding as of May 1, 2025.

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
■changes in general economic conditions, including central bank policy actions, inflation and changes in US trade policy and the imposition of tariffs;
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
■large customer defaults; and
■labor relations.

The above list of factors is not exhaustive. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under the section Part II, Item 1A. Risk Factors in this Form 10-Q and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025.
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
■“EIA” refers to the Energy Information Agency;
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
■“LTIP” refers to the Company’s long term incentive plan;
■“Lucero” refers to Lucero Energy Corp., a corporation existing under the Alberta Business Corporations Act;
■“Lucero Acquisition” refers to the strategic business combination transaction that closed on March 7, 2025 whereby Vitesse acquired all of the issued and outstanding Lucero common shares pursuant to the Lucero Plan of Arrangement, with Lucero becoming a wholly owned subsidiary of Vitesse;
■“Lucero Arrangement Agreement” refers to that certain Lucero Arrangement Agreement, dated December 15, 2024, between Vitesse and Lucero, a copy of which is attached to the Current Report on Form 8-K filed with the SEC on December 19, 2024;
■“Lucero Plan of Arrangement” refers to that certain Plan of Arrangement substantially in the form attached as Exhibit B to the Lucero Arrangement Agreement, and any amendments or variations thereto made in accordance with the Lucero Arrangement Agreement and the Plan of Arrangement or upon the direction of the Alberta Court, in the Final Order;
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	MARCH 31,	DECEMBER 31,
(in thousands, except shares)	2025	2024
Assets
Current Assets
Cash and cash equivalents	$4,495	$2,967
Revenue receivable	56,632	39,788
Commodity derivatives	2,861	3,842
Prepaid expenses and other current assets	6,460	4,314
Total current assets	70,448	50,911
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,485,193	1,315,566
Less accumulated DD&A and impairment	(589,949)	(563,590)
Total oil and gas properties	895,244	751,976
Other Property and Equipment—Net	167	182
Other Assets
Commodity derivatives	1,721	284
Other noncurrent assets	7,656	7,540
Total other assets	9,377	7,824
Total assets	$975,236	$810,893
Liabilities and Equity
Current Liabilities
Accounts payable	$35,265	$34,316
Accrued liabilities	59,654	65,714
Commodity derivatives	1,607	299
Other current liabilities	89	—
Total current liabilities	96,615	100,329
Long-term Liabilities
Revolving credit facility	117,000	117,000
Deferred tax liability	72,540	72,001
Asset retirement obligations	12,915	9,652
Commodity derivatives	254	94
Other noncurrent liabilities	8,222	11,483
Total liabilities	$307,546	$310,559
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 40,625,638 and 32,650,889 shares issued at March 31, 2025 and December 31, 2024, respectively	406	326
Additional paid-in capital	669,741	505,133
Accumulated deficit	(2,457)	(5,125)
Total equity	667,690	500,334
Total liabilities and equity	$975,236	$810,893

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except share data)	2025	2024
Revenue
Oil	$58,925	$57,364
Natural gas	7,246	3,829
Total revenue	66,171	61,193
Operating Expenses
Lease operating expense	13,854	11,791
Production taxes	5,773	5,799
General and administrative	12,132	5,374
Depletion, depreciation, amortization, and accretion	26,563	23,545
Equity-based compensation	2,469	1,605
Total operating expenses	60,791	48,114
Operating Income	5,380	13,079
Other (Expense) Income
Commodity derivative (loss), net	(172)	(13,824)
Interest expense	(2,905)	(2,203)
Other income	164	31
Total other (expense) income	(2,913)	(15,996)

Income (Loss) Before Income Taxes	$2,467	$(2,917)

Benefit from (Provision for) Income Taxes	201	731

Net Income (Loss)	$2,668	$(2,186)

Weighted average common shares – basic	33,074,904	29,933,962
Weighted average common shares – diluted	35,086,990	29,933,962
Net income (loss) per common share – basic	$0.08	$(0.07)
Net income (loss) per common share – diluted	$0.08	$(0.07)

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance—January 1, 2025	32,650,889	$326	—	$—	$505,133	$(5,125)	$500,334
Net income	—	—	—	—	—	2,668	2,668
Issuance of restricted stock units, net of forfeitures	150,165	1	—	—	87	—	88
Issuance of common stock to acquire Lucero	8,169,839	82	—	—	194,197	—	194,279
Equity-based compensation	—	—	—	—	2,469	—	2,469
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,991)	—	(22,991)
Stock exchanged for tax withholding and retired	(345,255)	(3)	—	—	(9,154)	—	(9,157)
Balance—March 31, 2025	40,625,638	$406	—	$—	$669,741	$(2,457)	$667,690

Balance—January 1, 2024	32,812,007	$328	—	$—	$567,654	$(21,576)	$546,406
Net (loss)	—	—	—	—	—	(2,186)	(2,186)
Issuance of restricted stock units, net of forfeitures	19,403	—	—	—	(74)	—	(74)
Equity-based compensation	—	—	—	—	1,758	—	1,758
Common stock dividends declared ($0.50 per share)	—	—	—	—	(16,249)	—	(16,249)
Stock exchanged for tax withholding and retired	(332,840)	(3)	—	—	(6,936)	—	(6,939)
Balance—March 31, 2024	32,498,570	$325	—	$—	$546,153	$(23,762)	$522,716

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$2,668	$(2,186)
Adjustments to reconcile net income (loss) to net cash from changes in operating activities:
Depletion, depreciation, amortization, and accretion	26,563	23,545
Unrealized loss on derivative instruments	855	14,656
Equity-based compensation	2,469	1,605
Deferred income taxes	539	(475)
Amortization of debt issuance costs	206	188
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	(11,947)	3,630
Prepaid expenses and other current assets	(851)	(233)
Accounts payable	(218)	1,395
Accrued liabilities	(2,968)	(2,706)
Other	173	—
Net cash from changes in Operating Activities	$17,489	$39,419
Cash Flows From Investing Activities
Acquisition of oil and gas properties	(1,523)	(6,755)
Development of oil and gas properties	(28,849)	(25,432)
Purchase of property and equipment	(2)	(26)
Net cash from changes in Investing Activities	(30,374)	(32,213)
Cash Flows From Financing Activities
Proceeds from revolving credit facility	40,000	17,000
Repayments of revolving credit facility	(40,000)	—
Dividends paid	(26,043)	(16,311)
Cash acquired associated with the Lucero Acquisition	49,846	—
Stock exchanged for tax withholding	(9,158)	(6,940)
Debt issuance costs	(232)	(130)
Net cash from changes in Financing Activities	14,413	(6,381)
Net Increase in Cash	1,528	825
Cash—Beginning of period	2,967	552
Cash—End of period	$4,495	$1,377
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,869	$1,998
Cash paid for income taxes	—	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$66,512	$34,948
Asset retirement obligations capitalized to oil and gas properties	3,075	—
Issuance of common stock to acquire Lucero	194,279	—

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
Note 1—Nature of Business
Vitesse Energy, Inc. (“Vitesse” or the “Company”) was incorporated under the General Corporation Law of the State of Delaware on August 5, 2022 as a wholly owned subsidiary of an affiliate of Jefferies Financial Group Inc. (“JFG”) for the purpose of effecting the Spin-Off of Vitesse Energy, LLC (the “Predecessor”) by JFG. On January 13, 2023, JFG completed the legal and structural separation of the Predecessor from JFG. JFG then distributed the Vitesse outstanding common stock held by each to their respective shareholders, and Vitesse became an independent, publicly traded company. The Company’s common stock began trading on the New York Stock Exchange on January 17, 2023 under the symbol “VTS.”
The business purpose of the Company is to acquire, own, explore, develop, manage, produce, exploit, and dispose of oil and gas properties. The Company is focused on returning capital to stockholders through owning and acquiring working interest and royalty interest ownership primarily in the core of the Bakken and Three Forks formations in the Williston Basin of North Dakota and Montana. The Company also owns non-operated interests in oil and gas properties in the Central Rockies, including the Denver-Julesburg Basin and the Powder River Basin.
Note 2—Significant Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements (the “financial statements”) include the accounts of the Company and its subsidiaries, including the Predecessor, Vitesse Oil, Vitesse Management Company LLC (“Vitesse Management”), Vitesse Oil, Inc., Vitesse Holding Corp., Lucero Energy Corp., and PetroShale (US), Inc. Intercompany balances and transactions have been eliminated in consolidation. Lucero Energy Corp., and PetroShale (US), Inc. accounts are only included subsequent to the Lucero Acquisition that closed on March 7, 2025.
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Segment and Geographic Information
The chief operating decision maker (CODM) of the Company is the Chief Executive Officer (CEO). The Company operates in a single reportable segment, which is a single operating segment. All of the Company’s operations are managed on a consolidated basis, conducted in the continental United States, and relate to the acquisition, development and production of oil and natural gas assets. The significant segment expenses provided to the CODM for purposes of allocating resources and assessing financial performance include lease operating expense, production taxes, general and administrative expense, depletion, depreciation, amortization, and accretion, equity-based compensation, income taxes and interest expense. These significant expenses are the same as the line items presented in the Condensed Consolidated Statements of Operations. Consolidated net income is the measure used by the CODM to assess performance and determine resource allocation.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held $2.3 million and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively. As of the balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three months ended March 31, 2025 and 2024, the Company recorded depletion expense of $26.4 million, and $23.4 million, respectively. The Company’s depletion rate per Boe for the three months ended March 31, 2025 and 2024 was $19.56 and $20.44, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three months ended March 31, 2025 and 2024.
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

Revenue Recognition
The majority of the Company’s revenue is derived from the sale of produced oil and natural gas from wells in which the Company holds non-operated revenue or royalty interests. For non-operated properties, the Company’s proportionate share of production is marketed at the discretion of the operators under contracts negotiated between the operators and customers. Non-operated revenues are recognized during the month in which production occurs, control of the product transfers to the customer, and it is probable that the Company will collect the consideration to which it is entitled. Due to the nature of non-operated properties, statements and payments from operators may not be received for 1 to 6 months after the date production is delivered to customers. As such, at the end of each month, the Company estimates the amount of production delivered and sold as well as the pricing based on operator-provided production reports, market indices, and estimated quality and transportation differentials. This estimated revenue is recorded in the reporting period in which the performance obligation was satisfied. Once the final statements and payments are received, differences between estimated revenues and actual amounts received are recognized in the month of receipt. Historically, these differences have not been material.
For the sale of produced oil and natural gas from wells in which the Company has non-operated revenue or royalty interests, the Company recognizes revenue based on the details included in the statements received from the operator. Any gathering, transportation, processing, production taxes, and other deductions included on the statements are recorded based on the information provided by the operator. The Company does not disclose the value of unsatisfied performance obligations as it applies the practical exemption for variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.
Operated oil and natural gas revenues are recognized during the month in which control of the product transfers to the customer, typically at the point of delivery when the risk of loss and title pass from the Company to the purchaser, and it is probable that the Company will collect the consideration to which it is entitled. The Company sells the majority of its operated production soon after it is produced at various locations, and, as a result, the Company maintains a minimum amount of product inventory in storage. Revenue from operated properties is recorded in the month that production is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 45 days after the date production is delivered. Consequently, the Company estimates the volume of production delivered and the price that will be received for the sale of the product using knowledge of its properties, the properties’ historical performance, spot market prices, and other relevant factors. Any differences between estimated and actual revenues are adjusted once payment is received from the purchaser, typically in the following reporting period. Historically, these differences have not been significant. Revenue recognized related to performance obligations satisfied in prior reporting periods was not material for the periods presented.
Concentrations of Credit Risk
For the three months ended March 31, 2025 and 2024, four and three operators accounted for 58% and 52% of oil and natural gas revenue, respectively. As of March 31, 2025 and December 31, 2024, two and four operators accounted for 52% and 71%, respectively, of oil and natural gas revenue receivable. The Company’s oil and natural gas revenue receivable is generated from the sale of oil and natural gas by operators on its behalf and receivables on its limited number of operated wells. The Company monitors the financial condition of its operators.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of March 31, 2025.
Derivative Financial Instruments
The Company enters into derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts may take the form of swaps, puts, calls, or collars. Cash settlements from the Company’s commodity price risk management activities are recorded in the month the contracts mature. Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to Commodity derivative (loss), net in the statements of operations.
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
In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU primarily requires companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The new guidance will be effective for the Company’s year ending December 31, 2027 and interim periods during the year ending December 31, 2028. The Company does not believe the new guidance will have a material impact on its consolidated financial statements and related disclosures.
Note 3—Oil and Gas Properties
The Company acquires proved developed and proved undeveloped oil and gas properties that are proximate or complementary to existing properties and leases for strategic purposes.
Asset Acquisitions
During the three months ended March 31, 2025 and 2024, the Company purchased a number of proved oil and gas properties for an aggregate purchase price of $1.5 million and $6.8 million, respectively.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three months ended March 31, 2025 and 2024 were immaterial.
Lucero Acquisition
On March 7, 2025, the Company closed the Lucero Acquisition and issued 8,169,839 shares of common stock to Lucero shareholders. Based on the preliminary purchase price allocation, the Company recorded the assets acquired and liabilities assumed at their estimated fair value on March 7, 2025. Determining the fair value of the assets and liabilities of Lucero requires judgement and certain assumptions to be made. See Note 4—Fair Value Measurements for additional information.
The Company used the acquisition method of accounting for this business combination. The tables below present the total consideration transferred and its preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed as of the acquisition date of March 7, 2025. The purchase price allocation for the Lucero Acquisition is preliminary, and we continue to assess the fair values of certain Lucero assets acquired and liabilities assumed, such as deferred income taxes and proved oil and gas properties, which are not yet finalized and remain subject to revision through further analysis as additional information becomes available. We expect to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one-year measurement period as provided under ASC 805.

(in thousands except share and per share amounts)
Common stock issued to acquire Lucero	8,169,839
Vitesse closing stock price on March 6, 2025	$23.78
Arrangement consideration	$194,279

Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$49,846
Revenue receivable	4,897
Prepaid expenses and other current assets	1,296
Proved oil and gas properties	150,395
Other noncurrent assets	160
Total assets acquired	$206,594
Liabilities Assumed
Accounts payable	$408
Accrued liabilities	8,674
Commodity derivatives	158
Asset retirement obligations	3,075
Total liabilities assumed	$12,315

Net Assets Acquired	$194,279

Post-closing operating results
The results of operations of Lucero have been included in the Company’s unaudited condensed consolidated financial statements since the closing of the Lucero Acquisition on March 7, 2025. The total revenue and income before income taxes attributable to Lucero included in the Condensed Consolidated Statements of Operations are as follows:

FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025
Total revenue	$5,509
Income before taxes	1,874

Unaudited pro forma financial information
The table below presents unaudited pro forma total revenue and income before income taxes for the periods shown, as if the Lucero Acquisition had occurred on January 1, 2024. The Company believes the assumptions used in preparing this information provide a reasonable basis for estimating the significant effects of the acquisition. This pro forma financial information is not indicative of what the Company’s results would have been had the acquisition occurred on January 1, 2024, nor should it be relied upon as a projection of future results.

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024
Total revenue	$77,899	$92,436
Income before taxes	6,972	5,706

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
Recurring Fair Value Measurements
As of March 31, 2025, the Company’s derivative financial instruments are composed of commodity swaps and collars. The fair value of the swap and collar agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy (see Note 6).
Nonrecurring Fair Value Measurements
Business Combinations
The fair value of the oil and gas properties was determined using the income approach, relying on discounted future net cash flows generated from the properties' reserve reports. The valuation inputs primarily consisted of unobservable inputs, which fall within Level 3 of the fair value hierarchy as defined by ASC 820. Key inputs included estimates of future production volumes from the proved reserves, future commodity prices based on forward strip price curves (adjusted for basis differentials), estimates of lease operating, development and abandonment costs, and the application of a discount rate. The discount rates were adjusted to reflect the risk profile associated with the category of reserves being valued (e.g., proved developed, proved undeveloped).
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
Note 5— Credit Facility
The Company has a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500.0 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. In conjunction with the closing of the Lucero Acquisition on March 7, 2025, the borrowing base was redetermined at $315 million, elected commitments increased to $250 million and a seventh lender was added to the syndicate of banks. As of March 31, 2025 and December 31, 2024, the Company’s borrowing base was $315.0 million and $245.0 million with aggregate elected commitments of $250.0 million and $235.0 million of which $117.0 million and $117.0 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of March 31, 2025 and December 31, 2024, the interest rate on the outstanding balance under the Revolving Credit Facility was 7.42% and 7.21%, respectively.
The Revolving Credit Facility is guaranteed by certain of the Company’s subsidiaries and is collateralized by a first priority lien on substantially all assets of Vitesse and its subsidiaries, including a first priority lien on properties representing a minimum of 85% of the total present value of the Company’s proved oil and natural gas properties.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at March 31, 2025.
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
The following table summarizes the classification and fair value amounts of all commodity derivative instruments in the balance sheet as of March 31, 2025, as well as the gross recognized derivative assets, liabilities, and amounts offset in the balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$4,501	$(1,640)	$2,861
Noncurrent derivative assets	1,821	(100)	1,721
Total	$6,322	$(1,740)	$4,582
Commodity derivative liabilities:
Current derivative liabilities	$3,247	$(1,640)	$1,607
Noncurrent derivative liabilities	354	(100)	254
Total	$3,601	$(1,740)	$1,861

The following table summarizes the location and fair value amounts of commodity derivative instruments in the condensed consolidated balance sheet as of December 31, 2024, as well as the gross recognized derivative assets, liabilities, and amounts offset in the condensed consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$5,304	$(1,462)	$3,842
Noncurrent derivative assets	284	—	284
Total	$5,588	$(1,462)	$4,126
Commodity derivative liabilities:
Current derivative liabilities	$1,761	$(1,462)	$299
Noncurrent derivative liabilities	94	—	94
Total	$1,855	$(1,462)	$393

As of March 31, 2025, the Company had the following oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FIXED PRICE
WTI-NYMEX	Q2 2025	649,503	$71.85
WTI-NYMEX	Q3 2025	586,503	$69.99
WTI-NYMEX	Q4 2025	541,497	$70.25
WTI-NYMEX	Q1 2026	353,997	$66.90
WTI-NYMEX	Q2 2026	329,997	$66.90
WTI-NYMEX	Q3 2026	119,997	$67.10
WTI-NYMEX	Q4 2026	114,003	$67.10

As of March 31, 2025, the Company had the following natural gas collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
Henry Hub-NYMEX	Q3 2025	1,465,100	$3.74 / $5.86
Henry Hub-NYMEX	Q4 2025	1,357,000	$3.73 / $5.85
Henry Hub-NYMEX	Q1 2026	1,266,700	$3.73 / $5.00
Henry Hub-NYMEX	Q2 2026	1,188,700	$3.73 / $5.00
Henry Hub-NYMEX	Q3 2026	1,120,800	$3.72 / $4.99
Henry Hub-NYMEX	Q4 2026	1,062,700	$3.72 / $4.99

As of March 31, 2025, the Company had the following natural gas basis swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FIXED PRICE
Chicago City Gate to Henry Hub	Q3 2025	1,465,100	$(0.35)
Chicago City Gate to Henry Hub	Q4 2025	1,357,000	$(0.35)
Chicago City Gate to Henry Hub	Q1 2026	1,266,700	$(0.12)
Chicago City Gate to Henry Hub	Q2 2026	1,188,700	$(0.12)
Chicago City Gate to Henry Hub	Q3 2026	1,120,800	$(0.12)
Chicago City Gate to Henry Hub	Q4 2026	1,062,700	$(0.12)

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period.
The counterparties in the Company’s derivative instruments either do not require collateral or also participate in the Revolving Credit Facility; and thus have the right of offset for any derivative liabilities, with the Revolving Credit Facility secured by the Company’s oil and gas assets. For further discussion related to the fair value of the Company’s derivatives, see Note 4.

Note 7—Accrued Liabilities
Accrued liabilities at March 31, 2025 and December 31, 2024 are summarized as follows:

	MARCH 31,	DECEMBER 31,
(in thousands)	2025	2024
Accrued capital expenditures	$38,300	$50,200
Accrued lease operating expenses, net	5,447	4,224
Accrued compensation	2,297	3,563
Accrued dividends	5,076	4,943
Accrued professional fees	1,045	1,087
Other accrued liabilities	7,489	1,697
Total	$59,654	$65,714

Note 8—Related Party Transactions
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During each of the three months ended March 31, 2025 and 2024, the Company recorded its net share of fees from JETX of $0.7 million which is classified as a reduction to general and administrative expenses on the accompanying statements of operations.
During the three months ended March 31, 2025, the Company incurred approximately $2.5 million in transaction costs payable to a related party in connection with the Lucero Acquisition. These costs are included in general and administrative expenses on the accompanying statements of operations.
Note 9—Commitments and Contingencies
Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits and pending judicial matters with the Company as plaintiff. As of the date of this report, management of the Company was unaware of any material legal proceedings against the Company. The Company maintains insurance to cover certain actions.
Note 10—Equity
Authorized Capital Stock
The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.
Common Stock
During the three months ended March 31, 2025, the following transactions related to our common stock occurred:
■8,169,839 shares of common stock were issued to acquire Lucero.
■1,095,934 RSUs vested and were released as common stock, of which 345,255 were exchanged for tax withholding and retired by the Company.
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
Long-Term Incentive Plan

The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. Under the LTIP, 3,960,000 shares were initially available to be awarded and as of March 31, 2025, there were 263,951 shares available to be granted.
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
The following is a summary of RSU activity during the three months ended March 31, 2025:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2025	2,450,676	$15.72
Granted	174,165	25.49
Vested	(1,095,934)	14.81
Forfeited	(24,000)	15.85
Outstanding at March 31, 2025	1,504,907	$17.51

During the three months ended March 31, 2025 and 2024, the Company recognized $2.2 million and $1.5 million of equity-based compensation expense relating to these restricted stock units, respectively.
As of March 31, 2025, there is $14.5 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through February 2028, over a weighted-average period of 1.94 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024	March 5, 2025
Forecast period (years)	2.85	2.82
Risk-free rates	4.4%	3.9%
Expected equity volatility	55%	47%
Stock price on grant date	$21.48	$23.88
Grant date fair value	$22.02	$23.54

The following is a summary of PSU activity during the three months ended March 31, 2025:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2025	104,104	$22.02
Granted	89,106	23.54
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	193,210	$22.72

During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.1 million of equity-based compensation expense relating to these PSUs, respectively.
As of March 31, 2025, there is $3.5 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2027, over a weighted-average period of 2.34 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three months ended March 31, 2025 and 2024. The intrinsic option value of the options was $7.2 million at March 31, 2025 and the maximum number of shares of common stock that could be issued pursuant to the awards of stock options under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at March 31, 2025 38,814 have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three months ended March 31, 2025 and 2024, 1,001 and 1,000 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three months ended March 31, 2025 and 2024, 7,750 and 49,191 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.

As of March 31, 2025, the remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2025	85,103	9,512	94,615
2026	323,138	48,619	371,757
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
Thereafter	16,740	—	16,740
Total	540,900	165,181	706,081

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
During the three months ended March 31, 2025 and 2024, the Company did not repurchase any common stock.
Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2025	2024
Numerator for earnings per common share:
Net income (loss)	$2,668	$(2,186)
Allocation of income to participating securities(1)	—	—
Net income (loss) attributable to common shareholders	$2,668	$(2,186)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	32,572,807	29,373,337
Weighted average Transitional Share RSUs outstanding with no future service required	502,097	560,625
Denominator for basic earnings per common share	33,074,904	29,933,962
LTIP RSUs	1,603,414	—
LTIP PSUs	72,491	—
Transitional Share options	297,367	—
Transitional Share RSUs with remaining performance/service obligation	38,814	—
Denominator for diluted earnings per common share	35,086,990	29,933,962

Net income (loss) per common share:
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	—	2,464,547
LTIP PSUs	—	52,052
Transitional Share options	—	284,734
Transitional Share RSUs with remaining performance/service obligation	—	103,653

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

Note 11—Income Taxes
For the three months ended March 31, 2025 and 2024 the Company recorded an income tax benefit of $0.2 million and $0.7 million, respectively.
The provision for income taxes for the three months ended March 31, 2025 and 2024 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) §162(m) limitations on certain covered employee compensation, (ii) discrete permanent differences related to vesting of RSUs for non-covered employees and (iii) state income taxes.
Note 12—Subsequent Events
On May 1, 2025, the Board declared a regular quarterly cash dividend for Vitesse’s common stock of $0.5625 per share for stockholders of record as of June 16, 2025, which will be paid on June 30, 2025.
Other than the above disclosure or other subsequent events disclosed elsewhere in the notes to the financial statements, there were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our Condensed Consolidated Financial Statements and the notes thereto included under Part I – Financial Information. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the oil and natural gas industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in the section entitled Part I. Item 1A Risk Factors and in this Quarterly Report on Form 10-Q in the sections entitled Part II, Item 1A Risk Factors and “Cautionary Statement Concerning Forward-Looking Statements.”
As further described in Note 3 (“Oil and Gas Properties”) to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, we completed the Lucero Acquisition on March 7, 2025. The financial information presented herein (i) excludes the results of Lucero and its subsidiaries for periods prior to March 7, 2025 and (ii) includes the results Lucero and its subsidiaries for periods on or after March 7, 2025.
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of March 31, 2025, we had a working interest in 6,186 gross (221.5 net) productive wells and 246 gross (9.5 net) wells that were being drilled or completed, and an additional 377 gross (15.5 net) wells that had been permitted for development by our operators. In addition, we had a royalty only interest in 1,211 gross (3.0 net) productive wells.
Our financial and operating performance for the three months ended March 31, 2025 included the following:
■Paid quarterly dividend of $0.5625 per share to our common stockholders.
■Closed an all-stock acquisition of Lucero Energy Corp. for total consideration of $194.3 million.
■Production of 14,971 Boe/d with 68% of production from oil.
■Total revenue of $66.2 million.
■Net income of $2.7 million.
■Cash flows from operations of $17.5 million.
■Invested $30.4 million in capital development and acquisitions.
■Total debt of $117.0 million at March 31, 2025.

Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of us and our operators in conducting operations. During the last several years, prices for oil and natural gas have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, the ongoing military conflict between Russia and Ukraine, conflict in the Middle East, supply chain constraints, elevated interest rates and costs of capital, and changes in production by OPEC and its key member, Saudi Arabia, and certain other non-OPEC oil-producing countries.
As a result of such commodity price volatility, which we expect to continue throughout 2025, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s planned repurchases (or possible releases) of oil from the strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other oil-producing countries, the imposition of tariffs and other controls on imports and exports and resulting consequences of such, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts our decisions and the decision of our operators to drill and extract resources.

Source of Our Revenues
We derive our revenues from the sale of oil and natural gas produced from our properties. Revenues are a function of the volume produced, the prevailing market price at the time of sale, oil quality, Btu content and transportation costs to market. We use derivative instruments to hedge future sales prices on a substantial, but varying, portion of our oil and natural gas production. We expect our derivative activities will help us achieve more predictable cash flows and reduce our exposure to downward price fluctuations. The use of derivative instruments has in the past, and may in the future, prevent us from realizing the full benefit of upward price movements but also mitigates the effects of declining price movements.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. During the three months ended March 31, 2025, general and administrative expenses included non-recurring costs related to the Lucero Acquisition.
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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the three months ended March 31, 2025 and 2024.
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

	FOR THE THREE MONTHS ENDED MARCH 31,
Average Daily Prices (1)	2025	2024
WTI Oil (per Bbl)	$71.34	$76.95
Natural Gas (per MMBtu)	4.14	2.15

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average first quarter 2025 NYMEX oil price was $71.34 per barrel or 7% lower than the average NYMEX oil price per barrel in the first quarter of 2024. Our settled derivatives increased our realized oil price per barrel by $0.75 and $1.03 in the first quarter of 2025 and 2024, respectively. Our average first quarter 2025 realized oil price per barrel after reflecting settled derivatives was $64.93 compared to $71.65 during the same period in 2024. The average first quarter 2025 NYMEX natural gas price was $4.14 per MMBtu, or 93% higher than the average NYMEX price per MMBtu in the first quarter of 2024. In the first quarter of 2025 and 2024, we had no realized natural gas derivative settlements and our realized natural gas price was $2.81 per Mcf and $1.93 per Mcf, respectively.
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

Results of Operations
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
The following table sets forth selected financial and operating data for the periods indicated.

	QUARTER ENDED MARCH 31,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2025	2024	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$58,925	$57,364	$1,561	3%
Natural gas	7,246	3,829	3,417	89%
Total revenue	$66,171	$61,193	$4,978	8%
Operating Expenses
Lease operating expense	$13,854	$11,791	$2,063	17%
Production taxes	5,773	5,799	(26)	—%
General and administrative	12,132	5,374	6,758	126%
Depletion, depreciation, amortization, and accretion	26,563	23,545	3,018	13%
Equity-based compensation	2,469	1,605	864	54%
Interest Expense	$2,905	$2,203	$702	32%
Commodity Derivative (Loss), Net	$(172)	$(13,824)	$13,652	99%
Income Tax (Benefit) Expense	$(201)	$(731)	$530	73%
Production Data:
Oil (MBbls)	918	812	106	13%
Natural gas (MMcf)	2,575	1,982	593	30%
Combined volumes (MBoe)	1,347	1,143	204	18%
Daily combined volumes (Boe/d)	14,971	12,557	2,414	19%
Average Realized Prices before Hedging:
Oil (per Bbl)	$64.18	$70.62	$(6.44)	(9%)
Natural gas (per Mcf)	2.81	1.93	0.88	46%
Combined (per Boe)	49.11	53.55	(4.44)	(8%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$64.93	$71.65	$(6.72)	(9%)
Natural gas (per Mcf)	2.81	1.93	0.88	46%
Combined (per Boe)	49.62	54.28	(4.66)	(9%)
Average Costs (per Boe):
Lease operating expense	$10.28	$10.32	$(0.04)	—%
Production taxes	4.28	5.08	(0.80)	(16%)
General and administrative	9.00	4.70	4.30	91%
Depletion, depreciation, amortization, and accretion	19.72	20.61	(0.89)	(4%)

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $66.2 million for the three months ended March 31, 2025 from $61.2 million for the three months ended March 31, 2024. The increase in oil and natural gas revenue was due to a 18% increase in production volumes, driven by acquisition and development activity (including the Lucero Acquisition), which was partially offset by a 8% decrease in the average realized prices per Boe before hedging for the three months ended March 31, 2025. The increase in production volumes increased oil and natural gas revenue by approximately $10.1 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $5.1 million.
Our oil price differential to the weighted average benchmark price during the three months ended March 31, 2025 was negative $6.72 per barrel, as compared to a negative $6.47 per barrel during the three months ended March 31, 2024, primarily due to less favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the three months ended March 31, 2025 was $2.81 per Mcf, representing a 68% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $1.93 per Mcf during the three months ended March 31, 2024, representing a 98% realization relative to weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators pass through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $13.9 million for the three months ended March 31, 2025 from $11.8 million for the three months ended March 31, 2024 as a result of a 18% increase in production volumes between periods.
Production Tax Expense. Total production taxes was $5.8 million for the three months ended March 31, 2025 and 2024. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.7% and 9.5% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the production tax rate for the three months ended March 31, 2025 was due to a lower ratio of oil revenue to total revenue, since oil revenue is typically taxed at a higher rate than gas revenue.
General and Administrative Expense. General and administrative expense increased to $12.1 million for the three months ended March 31, 2025 from $5.4 million for the three months ended March 31, 2024. General and administrative expense on a per Boe basis increased to $9.00 for the three months ended March 31, 2025 from $4.70 for the three months ended March 31, 2024. The increase in general and administrative expense was primarily due to Lucero Acquisition transaction costs of $4.6 million. Excluding these costs the per Boe rate for the three months ended March 31, 2025 would have been $5.57.
DD&A. DD&A increased to $26.6 million for the three months ended March 31, 2025 compared with $23.5 million for the three months ended March 31, 2024. The increase of $3.0 million, or 13%, was the result of an 18% increase in production partially offset by a $0.89 per Boe decrease in the DD&A rate for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The lower DD&A rate was driven by the properties acquired in the Lucero Acquisition in 2025. The increase in production accounted for a $4.0 million increase in DD&A expense while the decrease in the DD&A rate accounted for a $1.0 million decrease in DD&A expense.
For the three months ended March 31, 2025, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $19.56 per Boe compared with $20.44 per Boe for the three months ended March 31, 2024.
Equity-Based Compensation. During the three months ended March 31, 2025, equity-based compensation expense increased to $2.5 million from $1.6 million during the three months ended March 31, 2024. Equity-based compensation expense was higher in 2025 due to additional LTIP RSUs and PSUs awarded to employees and directors in 2024 and 2025 at higher grant date prices.
Interest Expense. Interest expense increased to $2.9 million for the three months ended March 31, 2025 from $2.2 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily due to the debt balance increasing to $117.0 million from $98.0 million at March 31, 2024.
Commodity Derivative (Loss), Net. The net commodity derivative loss was $0.2 million for the three months ended March 31, 2025 compared with a loss of $13.8 million for the three months ended March 31, 2024. (Loss) Gain on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
The mark-to-market fair value of the unsettled commodity derivative instruments will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower oil revenues in the future while losses indicate higher future oil revenues. Oil prices were relatively flat during the three months ended March 31, 2025 as compared to oil price increases during the three months ended March 31, 2024.
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	QUARTER ENDED MARCH 31,
(in thousands)	2025	2024
Realized gain on commodity derivatives (1)	$683	$832
Unrealized (loss) on commodity derivatives (1)	(855)	(14,656)
Total commodity derivative (loss), net	$(172)	$(13,824)

(1)Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total Commodity derivative (loss), net in the statements of operations included in this Form 10-Q. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position.

In the three months ended March 31, 2025, approximately 65% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $0.7 million. In the three months ended March 31, 2024, approximately 50% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $0.8 million.
At March 31, 2025, all of our derivative contracts were recorded at their fair value, which was a net asset of $2.7 million, a decrease in value of $1.0 million from the $3.7 million net asset recorded as of December 31, 2024.
Income Tax Expense.
During the three months ended March 31, 2025 and 2024, we recorded an income tax benefit of $0.2 million and $0.7 million, respectively, related to federal and state income taxes.
The provision for income taxes for the three months ended March 31, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.
Liquidity and Capital Resources
Overview. At March 31, 2025, we had $4.5 million of cash and cash equivalents on hand and $133.00 million available under the elected commitments in our Revolving Credit Facility. At December 31, 2024, we had $3.0 million of unrestricted cash on hand and $118.00 million available under the elected commitments in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand and availability under the Revolving Credit Facility and proceeds from equity or debt offerings and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of revenue receivables, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At March 31, 2025, the working capital deficit of $26.2 million, narrowed from a deficit of $49.4 million at December 31, 2024. Current assets increased by $19.5 million while current liabilities decreased by $3.7 million at March 31, 2025, compared to December 31, 2024. The increase in current assets during the three months ended March 31, 2025 was primarily due to an increase of $16.8 million in revenue receivable due to an increase in revenue between periods and the timing of revenue receipts from operators. The change in current liabilities during the three months ended March 31, 2025 was mostly due to a decrease of $5.1 million in accounts payable and accrued liabilities as a result of paying down accrued oil and gas development costs and accrued employee compensation, partially offset by an increase of $1.3 million in current derivative instrument liabilities.
Cash Flows. Our cash flows for the three months ended March 31, 2025 and 2024 are presented below:

	QUARTER ENDED MARCH 31,
(in thousands)	2025	2024
Net cash from changes in operating activities	$17,489	$39,419
Net cash from changes in investing activities	$(30,374)	$(32,213)
Net cash from changes in financing activities	$14,413	$(6,381)
Net change in cash	$1,528	$825

During the three months ended March 31, 2025, we generated $17.5 million of cash from operating activities, a 56% decrease from the three months ended March 31, 2024. Cash flows from operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 24 months. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3, “ Quantitative and Qualitative Disclosures about Market Risk.”

One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of oil and natural gas commodity derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the three months ended March 31, 2025 was $30.4 million compared to $32.2 million during the three months ended March 31, 2024. The $1.8 million decrease was related to lower acquisition activity between periods, partially offset by higher development activity. Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisition activities was $1.5 million and $6.8 million, during the three months ended March 31, 2025 and 2024, respectively, with the decrease attributed to lower activity levels in the lower commodity price environment.
Cash provided by and used in financing activities was $14.4 million and $6.4 million during the three months ended March 31, 2025 and 2024, respectively. The cash provided by financing activities during the three months ended March 31, 2025 was related to $49.8 million in cash acquired in the Lucero Acquisition, partially offset by $26.0 million in dividends paid and the $9.2 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units. During the three months ended March 31, 2024, we had net borrowings of $17.0 million under our Revolving Credit Facility that was offset by $16.3 million in dividends paid and the $6.9 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units.
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
See Note 5 (“Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.
Material Cash Requirements. Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. As commodity prices improve, our working capital requirements may increase as we spend additional capital, increase production and pay larger settlements on our outstanding commodity derivative contracts.
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at ours and the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of March 31, 2025, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $26.0 million during the three months ended March 31, 2025. While we believe that our future cash flows from operations will be able to sustain future dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the three months ended March 31, 2025, total capital expenditures was $30.4 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2025 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2024 except as follows.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under this method, we recognize the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. Transaction and integration costs related to business combinations are expensed as incurred.
In valuing the assets acquired and liabilities assumed, we make various assumptions to estimate fair values. Fair value is a market-based measurement that reflects the assumptions market participants would use in pricing an asset or liability. For the Lucero Acquisition, the most significant assumptions related to the estimated fair value of the proved oil and gas properties. The fair value of these properties was determined using the income approach, which is based on discounted future net cash flows derived from the properties' reserve reports. The valuation relied primarily on unobservable inputs, which are classified as Level 3 within the fair value hierarchy under ASC 820. Key inputs included estimates of future production volumes from the proved reserves, future commodity prices based on forward strip price curves (adjusted for basis differentials), estimates of lease operating, development and abandonment costs, and the application of a discount rate.
Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill and is subject to ongoing impairment evaluation as described. Any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain on bargain purchase. Deferred taxes are recorded for any differences between the assigned values and the tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
A description of our significant accounting policies and fair value measurements is included in Note 2 (“Significant Accounting Policies”) and Note 4 (“Fair Value Measurements”), respectively, to the Condensed Consolidated Financial Statements set forth in Part I, Item 1.
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
See Note 4 (“Fair Value Measurements”) and Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements for further details regarding our commodity derivatives.
Based upon our open commodity derivative positions at March 31, 2025, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net oil commodity derivative position by approximately $2.6 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $0.3 million increase or decrease in interest expense for the three months ended March 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
On March 7, 2025, we completed the Lucero Acquisition. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of March 31, 2025 excludes an assessment of the internal control over financial reporting of Lucero. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Lucero and its subsidiaries accounted for approximately 21% of our total assets and 8% of our total revenue as of and for the three months ended March 31, 2025.
Changes in Internal Control over Financial Reporting
Other than incorporating Lucero’s controls as disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are the plaintiff in an ongoing dispute in state court in North Dakota with one of our operators related to post-production deductions from revenues. We have claimed that the operator is taking unauthorized or excessive post-production deductions from revenue payments for various oil and gas processing and transportation related costs and expenses. We are seeking reimbursement for underpaid revenue. Our trial date is scheduled for June 2025.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our business, financial condition and results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Other than as have been set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.
Potential new trade policies, such as tariffs, could adversely affect our operations, costs, and business.
On April 2, 2025, the U.S. government announced a baseline 10% tariff on product imports from almost all countries and additional individualized reciprocal tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have created significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the United States federal government, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade, including additional tariffs, trade barriers, and other protectionist or retaliatory measures taken could increase the cost of operations. Shortages of, or increasing costs for, experienced drilling crews and equipment, labor or supplies could restrict our operators’ ability to conduct desired or expected operations. In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing oil and natural gas prices as producers seek to increase production in order to capitalize on higher oil and natural gas prices. In situations where cost inflation exceeds oil and natural gas price inflation, our profitability and cash flow, and our operators’ ability to complete development activities as scheduled and on budget, may be negatively impacted. Any delay in drilling or significant increase in drilling costs could reduce our revenues and profitability.
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
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$59.8	million
February 1, 2025 to February 28, 2025	—	—	—	59.8	million
March 1, 2025 to March 31, 2025	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

In January and February 2025, 815,136 restricted stock units of certain executive officers vested with the Company retaining 345,255 of the vested shares to fund employee tax withholding of $9.2 million with the retained shares subsequently retired by the Company. These retained and retired shares from the January and February 2025 vesting events are not included in the above table because they do not constitute a repurchase of equity securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Reference
2.1*	Arrangement Agreement, dated as of December 15, 2024, between Vitesse Energy, Inc. and Lucero Energy Corp.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 19, 2024, File No. 001-41546
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
10.1*
Limited Consent and Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of March 7, 2025, among Vitesse Energy, Inc., as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2025, File No. 0001-41546
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	May 5, 2025
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	May 5, 2025
James P. Henderson	(Principal Financial and Accounting Officer)