Form 10-Q
period 2025-09-30
Vitesse Energy, Inc.
filed 2025-11-03
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 38,673,632 shares of common stock as of October 31, 2025.

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
■the effects of existing and future laws and governmental regulations, including the effects of a prolonged U.S. government shutdown;
■the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;
■operating hazards and other risks incidental to gathering, storing and transporting oil and natural gas;
■restrictions in our Revolving Credit Facility;
■interest rates;
■the effects of future litigation;
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except shares)	2025	2024
Assets
Current Assets
Cash	$5,573	$2,967
Revenue receivable	34,830	39,788
Commodity derivatives	11,350	3,842
Prepaid expenses and other current assets	5,290	4,314
Total current assets	57,043	50,911
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,525,677	1,315,566
Less accumulated DD&A and impairment	(658,187)	(563,590)
Total oil and gas properties, net	867,490	751,976
Other Property and Equipment—Net	137	182
Commodity derivatives	1,147	284
Other noncurrent assets	7,107	7,540
Total assets	$932,924	$810,893
Liabilities and Equity
Current Liabilities
Accounts payable	$20,087	$34,316
Accrued liabilities	46,553	65,714
Commodity derivatives	—	299
Other current liabilities	144	—
Total current liabilities	66,784	100,329
Revolving credit facility	114,000	117,000
Deferred tax liability	81,098	72,001
Asset retirement obligations	13,435	9,652
Commodity derivatives	174	94
Other noncurrent liabilities	7,178	11,483
Total liabilities	$282,669	$310,559
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 40,615,302 and 32,650,889 shares issued at September 30, 2025 and December 31, 2024, respectively	406	326
Additional paid-in capital	651,160	505,133
Accumulated deficit	(1,311)	(5,125)
Total equity	650,255	500,334
Total liabilities and equity	$932,924	$810,893

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands, except share data)	2025	2024	2025	2024
Revenue
Oil	$64,422	$56,181	$189,957	$177,672
Natural gas	3,021	2,099	25,412	8,400
Total revenue	67,443	58,280	215,369	186,072
Operating Expenses
Lease operating expense	18,465	11,622	51,949	35,685
Production taxes	6,229	5,329	18,181	16,555
General and administrative	5,743	5,231	18,185	15,329
Depletion, depreciation, amortization, and accretion	34,216	24,915	95,355	73,776
Equity-based compensation	2,682	2,202	7,555	5,853
Total operating expenses	67,335	49,299	191,225	147,198
Operating Income	108	8,981	24,144	38,874
Other (Expense) Income
Commodity derivative gain, net	681	17,368	18,960	3,923
Interest expense	(2,381)	(2,722)	(7,825)	(7,510)
Other income, net	27	35	153	64
Total other (expense) income	(1,673)	14,681	11,288	(3,523)

(Loss) Income Before Income Taxes	$(1,565)	$23,662	$35,432	$35,351

(Provision for) Benefit from Income Taxes	254	(6,220)	(9,416)	(9,166)

Net (Loss) Income	$(1,311)	$17,442	$26,016	$26,185

Weighted average common shares – basic	39,135,284	30,075,956	37,127,254	30,018,912
Weighted average common shares – diluted	39,135,284	32,987,524	39,060,395	32,887,499
Net (loss) income per common share – basic	$(0.03)	$0.56	$0.70	$0.87
Net (loss) income per common share – diluted	$(0.03)	$0.53	$0.67	$0.80

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance—January 1, 2025	32,650,889	$326	—	$—	$505,133	$(5,125)	$500,334
Net income	—	—	—	—	—	2,668	2,668
Issuance of restricted stock units, net of forfeitures	150,165	1	—	—	87	—	88
Issuance of common stock to acquire Lucero	8,169,839	82	—	—	194,197	—	194,279
Equity-based compensation	—	—	—	—	2,469	—	2,469
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,991)	—	(22,991)
Stock exchanged for tax withholding and retired	(345,255)	(3)	—	—	(9,154)	—	(9,157)
Balance—March 31, 2025	40,625,638	$406	—	$—	$669,741	$(2,457)	$667,690

Net income	—	—	—	—	—	24,659	24,659
Issuance of restricted stock units, net of forfeitures	(8,336)	—	—	—	(182)	—	(182)
Equity-based compensation	—	—	—	—	2,665	—	2,665
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,957)	—	(22,957)
Balance—June 30, 2025	40,617,302	$406	—	$—	$649,267	$22,202	$671,875

Net (loss)	—	—	—	—	—	(1,311)	(1,311)
Forfeiture of restricted stock units	(2,000)	—	—	—	(6)	—	(6)
Equity-based compensation	—	—	—	—	2,692	—	2,692
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(793)	(22,202)	(22,995)
Balance—September 30, 2025	40,615,302	$406	—	$—	$651,160	$(1,311)	$650,255

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance—January 1, 2024	32,812,007	$328	—	$—	$567,654	$(21,576)	$546,406
Net (loss)	—	—	—	—	—	(2,186)	(2,186)
Issuance of restricted stock units, net of forfeitures	19,403	—	—	—	(74)	—	(74)
Equity-based compensation	—	—	—	—	1,758	—	1,758
Common stock dividends declared ($0.50 per share)	—	—	—	—	(16,249)	—	(16,249)
Stock exchanged for tax withholding and retired	(332,840)	(3)	—	—	(6,936)	—	(6,939)
Balance—March 31, 2024	32,498,570	$325	—	$—	$546,153	$(23,762)	$522,716

Net income	—	—	—	—	—	10,928	10,928
Issuance of restricted stock units	131,024	1	—	—	(1)	—	—
Equity-based compensation	—	—	—	—	2,047	—	2,047
Common stock dividends declared ($0.525 per share)	—	—	—	—	(17,186)	—	(17,186)
Balance—June 30, 2024	32,629,594	$326	—	$—	$531,013	$(12,834)	$518,505

Net income	—	—	—	—	—	17,442	17,442
Issuance of restricted stock units	50,000	1	—	—	(1)	—	—
Equity-based compensation	—	—	—	—	2,202	—	2,202
Common stock dividends declared ($0.525 per share)	—	—	—	—	(17,214)	—	(17,214)
Stock exchanged for tax withholding and retired	(21,229)	—	—	—	(549)	—	(549)
Balance—September 30, 2024	32,658,365	$327	—	$—	$515,451	$4,608	$520,386

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$26,016	$26,185
Adjustments to reconcile net income to net cash from changes in operating activities:
Depletion, depreciation, amortization, and accretion	95,355	73,776
Unrealized (gain) on derivative instruments	(8,748)	(2,693)
Equity-based compensation	7,555	5,853
Deferred income taxes	9,098	9,050
Amortization of debt issuance costs	637	594
Changes in operating assets and liabilities that provided (used) cash:
Revenue receivable	9,855	8,557
Prepaid expenses and other current assets	319	(121)
Accounts payable	(3,254)	(945)
Accrued liabilities	(4,282)	53
Other	358	—
Net cash from changes in Operating Activities	132,909	120,309
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(7,433)	(20,690)
Development of oil and gas properties	(90,466)	(66,345)
Purchase of property and equipment	(5)	(63)
Net cash from changes in Investing Activities	(97,904)	(87,098)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	62,500	45,500
Repayments of revolving credit facility	(65,500)	(21,500)
Dividends paid	(69,841)	(47,552)
Cash acquired associated with the Lucero Acquisition	49,846	—
Stock exchanged for tax withholding	(9,157)	(7,489)
Debt issuance costs	(247)	(297)
Net cash from changes in Financing Activities	(32,399)	(31,338)
Net increase in cash	2,606	1,873
Cash—Beginning of period	2,967	552
Cash—End of period	$5,573	$2,425
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,330	$6,764
Cash paid for income taxes	—	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$39,469	$57,333
Asset retirement obligations capitalized to oil and gas properties	3,075	—
Issuance of common stock to acquire Lucero	194,279	—

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
The business purpose of the Company is to acquire, own, explore, develop, manage, produce, exploit, and dispose of oil and gas properties. The Company is focused on returning capital to stockholders through owning and acquiring operated and non-operated working interest and royalty interest ownership primarily in the core of the Bakken and Three Forks formations in the Williston Basin of North Dakota and Montana. The Company also owns non-operated interests in oil and gas properties in the Central Rockies, including the Denver-Julesburg Basin and the Powder River Basin.
Note 2—Significant Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements (the “financial statements”) include the accounts of the Company and its subsidiaries, including the Predecessor, Vitesse Oil, Vitesse Management Company LLC (“Vitesse Management”), Vitesse Oil, Inc., Vitesse Holding Corp., Lucero Energy ULC, and PetroShale (US), Inc. Intercompany balances and transactions have been eliminated in consolidation. Lucero Energy ULC and PetroShale (US), Inc. accounts are only included subsequent to the Lucero Acquisition that closed on March 7, 2025.
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit. As of September 30, 2025 and December 31, 2024, the Company held no cash equivalents.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three and nine months ended September 30, 2025, the Company recorded depletion expense of $33.9 million and $94.6 million, respectively. The Company’s depletion rate per Boe for the three and nine months ended September 30, 2025 was $20.32 and $19.95, respectively. During the three and nine months ended September 30, 2024, the Company recorded depletion expense of $24.7 million and $73.2 million, respectively. The Company’s depletion rate per Boe for the three and nine months ended September 30, 2024 was $20.67 and $20.52, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three and nine months ended September 30, 2025 and 2024.
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
Concentrations of Credit Risk
For the three and nine months ended September 30, 2025, three and five operators accounted for 50 percent and 68 percent of oil and natural gas revenue, respectively.
For each of the three and nine months ended September 30, 2024, four operators accounted for 59 percent and 61 percent of oil and natural gas revenue, respectively.
As of September 30, 2025 and December 31, 2024, three and four operators accounted for 54 percent and 71 percent of oil and natural gas revenue receivable, respectively.
The Company’s non-operated oil and natural gas revenue receivable is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
For operated properties during each of the three and nine months ended September 30, 2025, one purchaser accounted for over 90 percent of the Company’s operated sales. The Company believes that the loss of a purchaser would not have a material adverse effect on the Company’s operations, as there are a number of alternative purchasers in the region.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2025.

Derivative Financial Instruments
The Company enters into derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts may take the form of swaps, puts, calls, or collars. Cash settlements from the Company’s commodity price risk management activities are recorded in the month the contracts mature. Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to Commodity derivative gain, net in the condensed consolidated statements of operations.
GAAP requires recognition of all derivative instruments on the condensed consolidated balance sheets as either assets or liabilities measured at fair value. Subsequent changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has elected to not designate any derivative instruments as accounting hedges, and therefore marks all commodity derivative instruments to fair value and records changes in fair value in earnings. Amounts associated with deferred premiums on derivative instruments are recorded as a component of the derivatives’ fair values See Note 6 (“Derivative Instruments”).
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
Asset Acquisitions
During the three and nine months ended September 30, 2025, the Company purchased proved oil and gas properties in multiple transactions for an aggregate purchase price of $5.8 million and $7.4 million, respectively.
During the nine months ended September 30, 2024, the Company purchased proved oil and gas properties and proved leaseholds in multiple transactions for an aggregate purchase price of $20.7 million.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three and nine months ended September 30, 2025 and 2024 were immaterial.
Lucero Acquisition
On March 7, 2025, the Company closed the Lucero Acquisition and issued 8,169,839 shares of common stock to Lucero shareholders. Based on the preliminary purchase price allocation, the Company recorded the assets acquired and liabilities assumed at their estimated fair value on March 7, 2025. Determining the fair value of the assets and liabilities of Lucero requires judgment and certain assumptions to be made. See Note 4—Fair Value Measurements for additional information.
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

Post-closing operating results
The results of operations of Lucero have been included in the Company’s unaudited Condensed Consolidated Financial Statements since the closing of the Lucero Acquisition on March 7, 2025. The total revenue and loss before income taxes attributable to Lucero included in the Condensed Consolidated Statements of Operations are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2025
Total revenue	$11,267	$28,409
Loss before taxes	(323)	(328)

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

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024
Total revenue	$227,096	$269,384
Income before taxes	39,937	51,124

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
Recurring Fair Value Measurements
As of September 30, 2025, the Company’s derivative financial instruments are composed of commodity swaps and collars. The fair value of the swap and collar agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy. See Note 6 (“Derivative Instruments).
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
Financial Instruments Not Measured at Fair Value
The carrying amounts of the majority of the Company’s financial instruments, namely cash, receivables, accounts payable, and accrued liabilities, approximate their fair values due to the short-term nature of these instruments. The Company’s credit facility as a recorded value that approximates fair market value, as it bears interest at a floating rate that approximates a current market rate. See Note 5 (“Credit Facility”).
Note 5— Credit Facility
The Company has a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on October 22, 2028. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. In conjunction with the closing of the Lucero Acquisition on March 7, 2025, the borrowing base was redetermined at $315 million, elected commitments increased to $250 million and a seventh lender was added to the syndicate of banks. As of September 30, 2025 and December 31, 2024, the Company’s borrowing base was $315 million and $245 million with aggregate elected commitments of $250 million and $235 million of which $114.0 million and $117.0 million was outstanding, respectively. On October 17, 2025, as part of the regular, semi-annual borrowing base redetermination, elected commitments was reaffirmed at $250 million and the borrowing base was reduced to $295 million.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.00%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of September 30, 2025 and December 31, 2024, the interest rate on the outstanding balance under the Revolving Credit Facility was 7.01% and 7.21%, respectively.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP oil production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at September 30, 2025.
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
The following table summarizes the classification and fair value amounts of all commodity derivative instruments in the condensed consolidated balance sheet as of September 30, 2025, as well as the gross recognized derivative assets, liabilities, and amounts offset in the condensed consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$11,921	$(571)	$11,350
Noncurrent derivative assets	1,166	(19)	1,147
Total	$13,087	$(590)	$12,497
Commodity derivative liabilities:
Current derivative liabilities	$571	$(571)	$—
Noncurrent derivative liabilities	193	(19)	174
Total	$764	$(590)	$174

The following table summarizes the location and fair value amounts of commodity derivative instruments in the condensed consolidated balance sheet as of December 31, 2024, as well as the gross recognized derivative assets, liabilities, and amounts offset in the condensed consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$5,304	$(1,462)	$3,842
Noncurrent derivative assets	284	—	284
Total	$5,588	$(1,462)	$4,126
Commodity derivative liabilities:
Current derivative liabilities	$1,761	$(1,462)	$299
Noncurrent derivative liabilities	94	—	94
Total	$1,855	$(1,462)	$393

As of September 30, 2025, the Company had the following oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FIXED PRICE
WTI-NYMEX	Q4 2025	609,166	$69.99
WTI-NYMEX	Q1 2026	406,791	$66.94
WTI-NYMEX	Q2 2026	377,509	$66.94
WTI-NYMEX	Q3 2026	226,679	$65.50
WTI-NYMEX	Q4 2026	213,155	$65.52

As of September 30, 2025, the Company had the following natural gas collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
Henry Hub-NYMEX	Q4 2025	1,357,000	$3.73 / $5.85
Henry Hub-NYMEX	Q1 2026	1,266,700	$3.73 / $5.00
Henry Hub-NYMEX	Q2 2026	1,188,700	$3.73 / $5.00
Henry Hub-NYMEX	Q3 2026	1,120,800	$3.72 / $4.99
Henry Hub-NYMEX	Q4 2026	1,062,700	$3.72 / $4.99
Henry Hub-NYMEX	Q1 2027	795,000	$4.00 / $5.68

As of September 30, 2025, the Company had the following natural gas basis swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FIXED PRICE
Chicago City Gate to Henry Hub	Q4 2025	1,357,000	$(0.350)
Chicago City Gate to Henry Hub	Q1 2026	1,266,700	$(0.121)
Chicago City Gate to Henry Hub	Q2 2026	1,188,700	$(0.121)
Chicago City Gate to Henry Hub	Q3 2026	1,120,800	$(0.121)
Chicago City Gate to Henry Hub	Q4 2026	1,062,700	$(0.121)
Chicago City Gate to Henry Hub	Q1 2027	795,000	$0.300

As of September 30, 2025, the Company had the following natural gas liquids swaps (presented annually due to lesser significance):

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Gallons)	WEIGHTED AVERAGE FIXED PRICE
Mont Belvieu Ethane	2025	636,000	$0.26
Conway Propane	2025	630,000	$0.71
Mont Belvieu Iso-Butane	2025	82,000	$0.90
Mont Belvieu Normal Butane	2025	234,000	$0.86
Mont Belvieu Natural Gasoline	2025	282,000	$1.29
Mont Belvieu Ethane	2026	2,176,000	$0.26
Conway Propane	2026	2,153,000	$0.71
Mont Belvieu Iso-Butane	2026	282,000	$0.90
Mont Belvieu Normal Butane	2026	798,000	$0.86
Mont Belvieu Natural Gasoline	2026	1,001,000	$1.29

Due to the volatility of oil, natural gas and natural gas liquids prices, the estimated fair values of the Company’s commodity derivative instruments are subject to large fluctuations from period to period.
The counterparties in the Company’s derivative instruments either do not require collateral or also participate in the Revolving Credit Facility; and thus have the right of offset for any derivative liabilities, with the Revolving Credit Facility secured by the Company’s oil and gas assets. For further discussion related to the fair value of the Company’s derivatives, see Note 4 (“Fair Value Measurements”).
Note 7—Accrued Liabilities
Accrued liabilities at September 30, 2025 and December 31, 2024 are summarized as follows:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2025	2024
Accrued capital expenditures	$23,400	$50,200
Accrued lease operating expenses, net	5,220	4,224
Accrued compensation	2,581	3,563
Accrued dividends	8,190	4,943
Accrued professional fees	3,455	1,087
Accrued revenue payable	2,167	—
Other accrued liabilities	1,540	1,697
Total	$46,553	$65,714

Note 8—Related Party Transactions
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. The Company recorded its net share of fees from JETX of $0.7 million for the three months ended September 30, 2025 and 2024; respectively, and $2.0 million for the nine months ended September 30, 2025 and 2024; respectively, as a reduction to general and administrative expenses in the condensed consolidated statements of operations.
During the nine months ended September 30, 2025, the Company incurred approximately $2.5 million in transaction costs payable to a related party in connection with the Lucero Acquisition. These costs are included in general and administrative expenses in the condensed consolidated statements of operations and accrued liabilities on the condensed consolidated balance sheet.

Note 9—Commitments and Contingencies
Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, management of the Company was unaware of any material legal proceedings against the Company. The Company maintains insurance to cover certain actions.
As previously disclosed, the Company was the plaintiff in an ongoing dispute in state court in North Dakota with one of its operators related to post-production revenue deductions. Effective as of May 28, 2025, the Company resolved this pending litigation in North Dakota with Hess. As part of the settlement, during the nine months ended September 30, 2025, the Company received a one-time cash payment of $24 million. The settlement resolved claims for recoupment of revenue deductions and reimbursement of legal expenses. The Company recorded the payment as follows in the condensed consolidated statements of operations: a $3.3 million increase to oil revenue, a $13.6 million increase to gas revenue and a $7.1 million reduction to general and administrative expenses for reimbursed legal costs.
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
Common Stock
During the nine months ended September 30, 2025, the following transactions related to our common stock occurred:
■8,169,839 shares of common stock were issued to acquire Lucero.
■1,189,718 RSUs vested and were released as common stock, of which 345,255 were exchanged for tax withholding and retired by the Company.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. The LTIP was amended and restated in May 2025 to increase the number of shares available to be awarded by 580,500 shares to 4,540,500 shares. As of September 30, 2025, there were 854,787 shares available to be granted.
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

The following is a summary of RSU activity during the nine months ended September 30, 2025:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2025	2,450,676	$15.72
Granted	174,165	25.49
Vested	(1,095,934)	14.81
Forfeited	(24,000)	15.85
Outstanding at March 31, 2025	1,504,907	$17.51
Granted	41,664	20.88
Vested	(33,784)	22.38
Forfeited	(50,000)	25.16
Outstanding at June 30, 2025	1,462,787	$17.24
Granted	—	—
Vested	(60,000)	23.51
Forfeited	(2,000)	26.53
Outstanding at September 30, 2025	1,400,787	$16.95

During the three and nine months ended September 30, 2025, the Company recognized $2.3 million and $6.5 million of equity-based compensation expense relating to these restricted stock units, respectively.
During the three and nine months ended September 30, 2024, the Company recognized $2.0 million and $5.4 million of equity-based compensation expense relating to these restricted stock units, respectively.
As of September 30, 2025, there is $9.7 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through February 2028, over a weighted-average period of 1.50 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024	March 5, 2025
Forecast period (years)	2.85	2.82
Risk-free rates	4.4%	3.9%
Expected equity volatility	55%	47%
Stock price on grant date	$21.48	$23.88
Grant date fair value	$22.02	$23.54

The following is a summary of PSU activity during the nine months ended September 30, 2025:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2025	104,104	$22.02
Granted	89,106	23.54
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	193,210	$22.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2025	193,210	$22.72
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2025	193,210	$22.72

During the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $1.0 million of equity-based compensation expense relating to these performance stock units, respectively.
During the three and nine months ended September 30, 2024, the Company recognized $0.2 million and $0.5 million of equity-based compensation expense relating to these performance stock units, respectively.
As of September 30, 2025, there is $2.7 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2027, over a weighted-average period of 1.88 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three and nine months ended September 30, 2025 and 2024. The intrinsic option value of the options was $6.5 million at September 30, 2025 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at September 30, 2025 38,814 have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three and nine months ended September 30, 2025, zero and 1,001 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively. During the three and nine months ended September 30, 2024, zero and 1,000 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively.

Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three and nine months ended September 30, 2025, 6,597 and 17,262 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively. During the three and nine months ended September 30, 2024, 5,474 and 57,580 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.
The remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2025	85,103	—	85,103
2026	323,138	48,619	371,757
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
Thereafter	16,740	—	16,740
Total	540,900	155,669	696,569

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
During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any common stock.
Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands except share and per share amounts)	2025	2024	2025	2024
Numerator for earnings per common share:
Net (loss) income attributable to Vitesse Energy, Inc.	$(1,311)	$17,442	$26,016	$26,185
Allocation of earnings to participating securities(1)	—	(661)	—	—
Net (loss) income attributable to common shareholders	$(1,311)	$16,781	$26,016	$26,185
Adjustment to allocation of earnings to participating securities related to diluted shares	—	661	—	—
Net (loss) income attributable to common shareholders for diluted EPS	$(1,311)	$17,442	$26,016	$26,185

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	38,633,197	29,515,340	36,625,164	29,458,293
Weighted average Transitional Share RSUs outstanding with no future service required	502,087	560,616	502,090	560,619
Denominator for basic earnings per common share	39,135,284	30,075,956	37,127,254	30,018,912
LTIP RSUs	—	2,464,480	1,501,463	2,455,145
LTIP PSUs	—	52,052	106,763	27,472
Transitional Share options	—	291,383	286,101	282,317
Transitional Share RSUs with remaining performance/service obligation	—	103,653	38,814	103,653
Denominator for diluted earnings per common share	39,135,284	32,987,524	39,060,395	32,887,499

Net (loss) income per common share:
Basic	$(0.03)	$0.56	$0.70	$0.87
Diluted	$(0.03)	$0.53	$0.67	$0.80

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	1,441,744	—	—	—
LTIP PSUs	154,869	—	—	—
Transitional Share options	290,654	—	—	—
Transitional Share RSUs with remaining performance/service obligation	38,814	—	—	—

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
Note 11—Income Taxes
For the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $0.3 million and income tax expense of $9.4 million, respectively. For the three and nine months ended September 30, 2024 the Company recorded income tax expense of $6.2 million and $9.2 million, respectively.
The provision for income taxes for the three and nine months ended September 30, 2025 and 2024 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) §162(m) limitations on certain covered employee compensation, (ii) discrete permanent differences related to vesting of RSUs for non-covered employees and (iii) state income taxes.
Legislation enacted in July 2025 makes permanent key elements of the Tax Cuts and Jobs Act from 2017, including 100% bonus depreciation and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has completed its initial assessment of the corporate tax provisions which were enacted on July 4, 2025 and determined that they will reduce cash taxes in 2025 with no material impact to the Company’s effective tax rate.
Note 12—Subsequent Events
On October 27, 2025, Vitesse’s Board of Directors declared a regular quarterly cash dividend for Vitesse’s common stock of $0.5625 per share for stockholders of record as of December 15, 2025, which will be paid on December 31, 2025.
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
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of September 30, 2025, we had a working interest in 6,326 gross (225.7 net) productive wells and 268 gross (5.6 net) wells that were being drilled or completed, and an additional 377 gross (15.2 net) wells that had been permitted for development by our operators. In addition, we had a royalty only interest in 1,286 gross (3.2 net) productive wells.
Our financial and operating performance for the three months ended September 30, 2025 included the following:
■Paid quarterly dividend of $0.5625 per share to our common stockholders.
■Production of 18,163 BOE/day with 65% of production from oil.
■Total revenue of $67.4 million.
■Net loss of $1.3 million.
■Cash flows from operations of $49.4 million.
■Invested $31.8 million in capital development and acquisitions.
■Total debt of $114.0 million at September 30, 2025.
Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of us and our operators in conducting operations. During the last several years, prices for oil and natural gas have experienced periodic downturns and sustained volatility, impacted by general economic and political conditions, the ongoing military conflict between Russia and Ukraine, conflict in the Middle East, supply chain constraints, elevated interest rates and costs of capital, and changes in production by OPEC and its key member, Saudi Arabia, and certain other non-OPEC oil-producing countries.
As a result of such commodity price volatility, which we expect to continue throughout 2025, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s planned repurchases (or possible releases) of oil from the strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other oil-producing countries, the imposition of and changes in tariffs and other controls on imports and exports and resulting consequences of such, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty, including a prolonged U.S. government shutdown. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts our decisions and the decision of our operators to drill and extract resources.
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
Commodity derivative gain, net. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and gas. Gain (loss) on commodity derivatives, net is comprised of (1) cash gains and losses we recognize on settled commodity derivatives during the period, and (2) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. During the nine months ended September 30, 2025, general and administrative expenses included non-recurring costs related to the Lucero Acquisition and an offset for reimbursement of past legal expenses as a result of the settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements.
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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the three and nine months ended September 30, 2025 and 2024.
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
■the realized gains and losses on our derivative instruments;
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

	THREE MONTHS ENDED SEPTEMBER 30,
Average Daily Prices (1)	2025	2024
Oil (per Bbl)	$64.84	$75.26
Natural Gas (per MMBtu)	3.03	2.11

	NINE MONTHS ENDED SEPTEMBER 30,
Average Daily Prices (1)	2025	2024
Oil (per Bbl)	$66.50	$77.53
Natural Gas (per MMBtu)	3.45	2.11

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average third quarter 2025 NYMEX oil price was $64.84 per barrel or 14% lower than the average oil price per barrel in the third quarter of 2024. Our settled derivatives increased our realized oil price per barrel by $2.98 and $1.77 in the third quarter of 2025 and 2024, respectively. Our average third quarter 2025 realized oil price per barrel after reflecting settled derivatives was $62.71 compared to $71.20 during the same period in 2024.
The average third quarter 2025 NYMEX natural gas price was $3.03 per MMBtu, or 44% higher than the average NYMEX price per MMBtu in the third quarter of 2024. In the third quarter 2025, our settled derivatives increased our realized natural gas price by $0.29 per Mcf, bringing our realized natural gas price after reflecting settled derivatives to $1.14 per Mcf. In the third quarter 2024, we had no natural gas price derivatives in place and our realized natural gas price was $0.90 per Mcf.
The average year-to-date 2025 NYMEX oil price was $66.50 per barrel or 14% lower than the 2024 average year-to-date oil price per barrel. Our settled derivatives increased our average year-to-date 2025 and 2024 realized oil price per barrel by $2.94 and $0.50, respectively. Our average year-to-date 2025 realized oil price per barrel after reflecting settled derivatives was $63.90 compared to $72.12 during the same period in 2024.
The average year-to-date 2025 NYMEX natural gas price was $3.45 per MMBtu, or 64% higher than the 2024 average year-to-date price per MMBtu. During the nine months ended September 30, 2025, our settled derivatives increased our realized natural gas price by $0.11 per Mcf, bringing our realized natural gas price after reflecting settled derivatives to $2.71 per Mcf. During the nine months ended September 30, 2024, we had no natural gas price derivatives in place and our realized natural gas price was $1.29 per Mcf.
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

Results of Operations
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
The following table sets forth selected financial and operating data for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2025	2024	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$64,422	$56,181	$8,241	15%
Natural gas	3,021	2,099	922	44%
Total revenue	$67,443	$58,280	$9,163	16%
Operating Expenses
Lease operating expense	$18,465	$11,622	$6,843	59%
Production taxes	6,229	5,329	900	17%
General and administrative	5,743	5,231	512	10%
Depletion, depreciation, amortization, and accretion	34,216	24,915	9,301	37%
Equity-based compensation	2,682	2,202	480	22%
Interest Expense	$2,381	$2,722	$(341)	(13%)
Commodity Derivative Gain, Net	$681	$17,368	$(16,687)	*
Income Tax (Benefit) Expense	$(254)	$6,220	$(6,474)	(104%)
Production Data:
Oil (MBbls)	1,079	809	270	33%
Natural gas (MMcf)	3,555	2,326	1,229	53%
Combined volumes (MBoe)	1,671	1,197	474	40%
Daily combined volumes (Boe/d)	18,163	13,009	5,154	40%
Average Realized Prices before Hedging:
Oil (per Bbl)	$59.73	$69.43	$(9.70)	(14%)
Natural gas (per Mcf)	0.85	0.90	(0.05)	(6%)
Combined (per Boe)	40.36	48.69	(8.33)	(17%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$62.71	$71.20	$(8.49)	(12%)
Natural gas (per Mcf)	1.14	0.90	0.24	27%
Combined (per Boe)	42.91	49.89	(6.98)	(14%)
Average Costs (per Boe):
Lease operating	$11.05	$9.71	$1.34	14%
Production taxes	3.73	4.45	(0.72)	(16%)
General and administrative	3.44	4.37	(0.93)	(21%)
Depletion, depreciation, amortization, and accretion	20.48	20.82	(0.34)	(2%)

*Not meaningful

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $67.4 million for the three months ended September 30, 2025 from $58.3 million for the three months ended September 30, 2024. The increase in oil and natural gas revenue was due to a 40% increase in production volumes, driven by acquisition and development activity (including the Lucero Acquisition), which was partially offset by a 17% decrease in the average realized prices per Boe before hedging for the three months ended September 30, 2025. The increase in production volumes increased oil and natural gas revenue by approximately $19.1 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $10.0 million.
Our oil price differential to the weighted average benchmark price during the three months ended September 30, 2025 was negative $5.35 per barrel, as compared to a negative $5.80 per barrel during the three months ended September 30, 2024, primarily due to more favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the three months ended September 30, 2025 was $0.85 per Mcf, representing a 28% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $0.90 per Mcf during the three months ended

September 30, 2024, representing a 43% realization relative to the weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are generally due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $11.05 per Boe for the three months ended September 30, 2025 from $9.71 per Boe for the three months ended September 30, 2024. The increase per Boe for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 was due in part to a $1.10 per Boe increase in workover costs between periods and a $0.21 per Boe increase in transportation expense included in lease operating expense.
Production Tax Expense. Total production taxes increased to $6.2 million for the three months ended September 30, 2025 from $5.3 million for the three months ended September 30, 2024. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.2% and 9.1% for the three months ended September 30, 2025 and 2024, respectively.
General and Administrative Expense. General and administrative expense increased to $5.7 million for the three months ended September 30, 2025 from $5.2 million for the three months ended September 30, 2024 primarily due to incremental costs related to becoming an operator. General and administrative expense on a per Boe basis decreased to $3.44 for the three months ended September 30, 2025 from $4.37 for the three months ended September 30, 2024. The decrease in per Boe cost is associated with economies of scale on a 40% increase in production between periods.
DD&A. DD&A increased to $34.2 million for the three months ended September 30, 2025 compared with $24.9 million for the three months ended September 30, 2024. The increase was the result of a 40% increase in production, partially offset by a $0.34 per Boe decrease in the DD&A rate for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The increase in production accounted for a $9.7 million increase in DD&A expense while the decrease in the DD&A rate accounted for a $0.4 million decrease in DD&A expense.
For the three months ended September 30, 2025, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.32 per Boe compared with $20.67 per Boe for the three months ended September 30, 2024.
Equity-Based Compensation. During the three months ended September 30, 2025, equity-based compensation expense increased to $2.7 million from $2.2 million during the three months ended September 30, 2024. Equity-based compensation expense was higher in 2025 due to additional LTIP RSUs and PSUs awarded to employees and directors at a higher grant date price.
Interest Expense. Interest expense decreased to $2.4 million for the three months ended September 30, 2025 from $2.7 million for the three months ended September 30, 2024. The decrease for the three months ended September 30, 2025 was primarily due to a lower interest rate during the period.
Commodity Derivative Gain, Net. The commodity derivative gain was $0.7 million for the three months ended September 30, 2025 compared with a gain of $17.4 million for the three months ended September 30, 2024. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024
Realized gain on commodity derivatives (1)	$4,258	$1,430
Unrealized (loss) gain on commodity derivatives (1)	(3,577)	15,938
Total commodity derivative gain	$681	$17,368

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

In the three months ended September 30, 2025, approximately 63% of our oil volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $3.2 million. In the three months ended September 30, 2025, a portion of our natural gas volumes was covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.0 million. In the three months ended September 30, 2024, approximately 63% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $1.4 million.
At September 30, 2025, all of our derivative contracts were recorded at their fair value, which was a net asset of $12.3 million, a decrease in value of $3.6 million from the $15.9 million net asset recorded as of June 30, 2025. The decrease was primarily due to the gains realized on commodity derivative contracts in the period.
Income Tax Expense. During the three months ended September 30, 2025, we recorded an income tax benefit of $0.3 million related to federal and state income taxes compared to an income tax expense of $6.2 million for the three months ended September 30, 2024.
The provision for income taxes for the three months ended September 30, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.

Results of Operations
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
The following table sets forth selected financial and operating data for the periods indicated.

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2025	2024	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$189,957	$177,672	$12,285	7%
Natural gas	25,412	8,400	17,012	203%
Total revenue	$215,369	$186,072	$29,297	16%
Operating Expenses
Lease operating expense	$51,949	$35,685	$16,264	46%
Production taxes	18,181	16,555	1,626	10%
General and administrative	18,185	15,329	2,856	19%
Depletion, depreciation, amortization, and accretion	95,355	73,776	21,579	29%
Equity-based compensation	7,555	5,853	1,702	29%
Interest Expense	$7,825	$7,510	$315	4%
Commodity Derivative Gain, Net	$18,960	$3,923	$15,037	383%
Income Tax (Benefit) Expense	$9,416	$9,166	$250	3%
Production Data:
Oil (MBbls)	3,116	2,481	635	26%
Natural gas (MMcf)	9,761	6,525	3,236	50%
Combined volumes (MBoe)	4,743	3,568	1,175	33%
Daily combined volumes (Boe/d)	17,373	13,023	4,350	33%
Average Realized Prices before Hedging:
Oil (per Bbl)	$60.96	$71.62	$(10.66)	(15%)
Natural gas (per Mcf)	2.60	1.29	1.31	102%
Combined (per Boe)	45.41	52.15	(6.74)	(13%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$63.90	$72.12	$(8.22)	(11%)
Natural gas (per Mcf)	2.71	1.29	1.42	110%
Combined (per Boe)	47.56	52.49	(4.93)	(9%)
Average Costs (per Boe):
Lease operating	$10.95	$10.00	$0.95	10%
Production taxes	3.83	4.64	(0.81)	(17%)
General and administrative	3.83	4.30	(0.47)	(11%)
Depletion, depreciation, amortization, and accretion	20.11	20.68	(0.57)	(3%)

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $215.4 million for the nine months ended September 30, 2025 from $186.1 million for the nine months ended September 30, 2024. The increase in oil and natural gas revenue was due to a 33% increase in production volumes, driven by acquisition and development activity (including the Lucero Acquisition), which was partially offset by a 13% decrease in the average realized prices per Boe before hedging for the nine months ended September 30, 2025. The increase in production volumes increased oil and natural gas revenue by approximately $53.4 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $24.1 million.
During the nine months ended September 30, 2025, $3.3 million and $13.6 million of recoupments of oil and gas revenue, respectively, were recognized as part of the settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements. Our oil price differential to the weighted average benchmark price during the nine months ended September 30, 2025 was negative $5.33 per barrel, as compared to a negative $6.05 per barrel during the nine months ended September 30, 2024, primarily due to the legal settlement increasing the realized price per Bbl in the period, partially offset by less favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the nine months ended September 30, 2025 was $2.60 per Mcf, representing a 77% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $1.29 per Mcf during the nine months ended September 30, 2024, representing a 62% realization relative to the weighted average NYMEX natural gas price. The higher realized price was primarily due to the legal settlement increasing the realized price per Mcf in the period. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $10.95 per Boe for the nine months ended September 30, 2025 from $10.00 per Boe for the nine months ended September 30, 2024. The increase per Boe for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 was due in part to a $1.03 per Boe increase in workover costs between periods.
Production Tax Expense. Total production taxes increased to $18.2 million for the nine months ended September 30, 2025 from $16.6 million for the nine months ended September 30, 2024. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.4% and 8.9% for the nine months ended September 30, 2025 and 2024, respectively.
General and Administrative Expense. General and administrative expense increased to $18.2 million for the nine months ended September 30, 2025 from $15.3 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, $7.1 million of litigation costs were reimbursed as a result of the settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements. Excluding net litigation costs and Lucero Acquisition transaction costs of $5.2 million, general and administrative expense on a per Boe basis decreased to $3.64 for the nine months ended September 30, 2025 from $4.30 for the nine months ended September 30, 2024. The decrease in per Boe cost is associated with economies of scale on a 33% increase in production between periods.
DD&A. DD&A increased to $95.4 million for the nine months ended September 30, 2025 compared with $73.8 million for the nine months ended September 30, 2024. The increase was the result of a 33% increase in production, partially offset by a $0.57 per Boe decrease in the DD&A rate for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The lower DD&A rate was driven by the properties acquired in the Lucero Acquisition in 2025. The increase in production accounted for a $23.6 million increase in DD&A expense while the decrease in the DD&A rate accounted for a $2.0 million decrease in DD&A expense.
For the nine months ended September 30, 2025, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $19.95 per Boe compared with $20.52 per Boe for the nine months ended September 30, 2024.
Equity-Based Compensation. During the nine months ended September 30, 2025, equity-based compensation expense increased to $7.6 million from $5.9 million during the nine months ended September 30, 2024. Equity-based compensation expense was higher in 2025 due to additional LTIP RSUs and PSUs awarded to employees and directors at a higher grant date price.
Interest Expense. Interest expense increased to $7.8 million for the nine months ended September 30, 2025 from $7.5 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was due to a higher average debt balance during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, partially offset by a lower interest rate.
Commodity Derivative Gain, Net. The commodity derivative gain was $19.0 million for the nine months ended September 30, 2025 compared with a gain of $3.9 million for the nine months ended September 30, 2024. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024
Realized gain on commodity derivatives (1)	$10,212	$1,230
Unrealized gain on commodity derivatives (1)	8,748	2,693
Total commodity derivative gain	$18,960	$3,923

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
In the nine months ended September 30, 2025, approximately 62% of our oil volumes were subject to financial hedges, which resulted in a realized gain on oil derivatives of $9.2 million. In the nine months ended September 30, 2025, a portion of our natural gas volumes was covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.0 million. In the nine months ended September 30, 2024, approximately 58% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $1.2 million.
At September 30, 2025, all of our derivative contracts were recorded at their fair value, which was a net asset of $12.3 million, an increase in value of $8.6 million from the $3.7 million net asset recorded as of December 31, 2024. The increase was primarily due to decreases in forward commodity prices since December 31, 2024 relative to prices on our open commodity derivative contracts.
Income Tax Expense. During the nine months ended September 30, 2025, we recorded an income tax expense of $9.4 million related to federal and state income taxes compared to an income tax expense of $9.2 million for the nine months ended September 30, 2024.
The provision for income taxes for the nine months ended September 30, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.
Liquidity and Capital Resources
Overview. At September 30, 2025, we had $5.6 million of unrestricted cash on hand and $136.0 million available under the elected commitments in our Revolving Credit Facility. At December 31, 2024, we had $3.0 million of unrestricted cash on hand and $118.0 million available under the elected commitments in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand, availability under the Revolving Credit Facility and proceeds from equity or debt offerings and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of revenue receivables, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At September 30, 2025, we had a working capital deficit of $9.7 million, compared to a deficit of $49.4 million at December 31, 2024. Current assets increased by $6.1 million while current liabilities decreased by $33.5 million at September 30, 2025, compared to December 31, 2024. The increase in current assets during the nine months ended September 30, 2025 was primarily due to an increase of $7.5 million in our current commodity derivative instruments due to the change in fair value and a $2.6 million increase in cash, partially offset by a $5.0 million decrease in revenue receivable. The decrease in current liabilities during the nine months ended September 30, 2025 was principally due to a decrease of $33.4 million in accounts payable and accrued liabilities as a result of paying accrued oil and gas development costs and accrued employee compensation.

Cash Flows. Our cash flows for the nine months ended September 30, 2025 and 2024 are presented below:

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024
Net cash from changes in operating activities	$132,909	$120,309
Net cash from changes in investing activities	(97,904)	(87,098)
Net cash from changes in financing activities	(32,399)	(31,338)
Net change in cash	$2,606	$1,873

During the nine months ended September 30, 2025, we generated $132.9 million of cash from operations, a $12.6 million increase from the nine months ended September 30, 2024. Cash flows from operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 24 months. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of oil and natural gas commodity derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the nine months ended September 30, 2025 was $97.9 million compared to $87.1 million during the nine months ended September 30, 2024. The $10.8 million increase was primarily related to higher development activity between periods, partially offset by lower acquisition activity. Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisition activities was $7.4 million and $20.7 million, during the nine months ended September 30, 2025 and 2024, respectively, with the decrease attributed to lower activity levels in the lower commodity price environment.
Cash used in financing activities was $32.4 million and $31.3 million during the nine months ended September 30, 2025 and 2024, respectively. The cash used in financing activities during the nine months ended September 30, 2025 was related to $69.8 million in dividends paid, $3.0 million of net repayments under our Revolving Credit Facility and the $9.2 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $49.8 million in cash acquired in the Lucero Acquisition. The cash used in financing activities during the nine months ended September 30, 2024 was related to $47.6 million in dividends paid and the $7.5 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $24.0 million of net borrowings under our Revolving Credit Facility.
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
See Note 5 (“Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.
Material Cash Requirements. Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. If commodity prices improve, our working capital requirements may increase as we spend additional capital, increase production and pay larger settlements on our outstanding commodity derivative contracts. Conversely, working capital requirements would be expected to decrease if commodity prices decline.
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is at our discretion and the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of September 30, 2025, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $69.8 million during the nine months ended September 30, 2025. While we believe that our future cash flows from operations will be able to sustain future dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the nine months ended September 30, 2025, total capital expenditures was $97.9 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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

Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2024 except as follows.
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
Based upon our open commodity derivative positions at September 30, 2025, a hypothetical $1 increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $1.7 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $0.9 million increase or decrease in interest expense for the nine months ended September 30, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
On March 7, 2025, we completed the Lucero Acquisition. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of September 30, 2025 excludes an assessment of the internal control over financial reporting of Lucero. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Lucero and its subsidiaries accounted for approximately 22% of our total assets and 13% of our total revenue as of and for the nine months ended September 30, 2025.
Changes in Internal Control over Financial Reporting
Other than incorporating Lucero’s controls as disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, refer to Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements and to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.
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
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	$59.8	million
August 1, 2025 to August 31, 2025	—	—	—	59.8	million
September 1, 2025 to September 30, 2025	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K, except as follows:
On September 22, 2025, Robert W. Gerrity (CEO), Brian J. Cree (President) and James P. Henderson (CFO), adopted Rule 10b5-1 trading arrangements within the meaning of Item 408 of Regulation S-K, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a number of shares of our common stock held directly by such officers will be sold to satisfy tax withholding obligations in connection with the vesting of RSU awards in 2026. The number of shares to be sold will be determined by a third-party agent in accordance with the plan once the amount of the tax withholding obligation is calculated at the time of vesting. The plans relate to 572,702 RSUs awarded to Mr. Gerrity, 254,037 RSUs awarded to Mr. Cree and 8,197 RSUs awarded to Mr. Henderson. The plans terminate on the earlier of (i) December 31, 2026, (ii) the first date on which all trades set forth in the individual plan have been executed or (iii) such date as the individual plan is otherwise terminated according to its terms.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	November 3, 2025
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	November 3, 2025
James P. Henderson	(Principal Financial and Accounting Officer)