Form 10-K
period 2025-12-31
Vitesse Energy, Inc.
filed 2026-03-02
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on such date) was approximately $638 million.
As of February 27, 2026, the registrant had 39,776,727 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report for the year ended December 31, 2025.

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
■our ability to complete and successfully integrate acquisitions and achieve anticipated benefits of such acquisitions;
■actions taken by third-party operators, processors, transporters and gatherers;
■extreme weather events, natural disasters, fluctuating regional and global weather conditions or patterns, pandemic, war (such as hostilities in the Middle East, the conflict in Ukraine and the evolving situation in Venezuela), financial or political instability, casualty losses and other matters beyond our control;
■changes in general economic conditions, including central bank policy actions, inflation and changes in U.S. trade policy and the imposition of and changes in tariffs;
■our ability to achieve the benefits that we expect to achieve as an independent publicly traded company;
■an indemnification obligation to Jefferies in connection with the Distribution or the qualification of the Distribution and certain related transactions as tax-free under the Code;
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
■“MBbls” refers to one thousand barrels of oil;
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
■“OBBBA” refers to the One Big Beautiful Bill Act of 2025;
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

PRESENTATION OF FINANCIAL AND OPERATING DATA

Unless otherwise indicated, the financial, reserve and operational information presented (i) for periods prior to the January 13, 2023 Spin-Off in this Annual Report on Form 10-K is that of our Predecessor, Vitesse Energy and (ii) does not reflect the Lucero Acquisition for periods prior to March 7, 2025. Also, unless otherwise indicated all references to wells, working interest, royalty interest, or acreage are based on the published information available as of the date indicated, which may not be current.

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

PART I
Items 1 and 2. Business and Properties

Overview
We are an independent energy company focused on returning capital to stockholders through owning interests, predominantly as a non-operator, in oil and natural gas wells. We primarily engage in the acquisition, development and production of non-operated oil and natural gas properties in the United States that are generally operated by leading oil companies and are primarily in the Williston Basin of North Dakota and Montana, and we have limited operations in the Williston Basin through the Lucero Acquisition which we closed on March 7, 2025 in an all-stock transaction. We also have non-operated properties in the Central Rockies, including the Denver-Julesburg Basin and the Powder River Basin. Since our inception, we have built a strong and diversified asset base through a combination of property acquisitions, development activities and the implementation of proprietary platforms and processes utilizing our extensive data resources. We believe the location and concentration of our assets in some of North America’s leading unconventional oil and natural gas resource plays, along with our technical and data capabilities, provide us with acquisition and development opportunities that will result in significant long-term value. We are focused on using our cash flow to provide returns of capital to stockholders and maintain or grow our oil and natural gas production by developing our extensive inventory of drilling and completion locations and acquiring both producing wells and new development opportunities, while maintaining a strong balance sheet.
Vitesse has historically created value by acquiring non-operated minority working and mineral interests in oil and natural gas properties, comprising producing wells, near-term development opportunities and undeveloped acreage, and partnering with premier operators with significant experience in developing and producing oil and natural gas in our core areas. Over the past twelve years, we have executed on our technical, data driven, and financially disciplined acquisition and development strategy to build our core position in the Williston Basin and Central Rockies and grow our oil and natural gas production. During that time, we have focused on limiting our downside by maintaining conservative acquisition guidelines, limiting our debt leverage and opportunistically hedging our production. As a result, we have been able to preserve value when many independent energy companies were forced into financial recapitalizations and restructurings when commodity prices collapsed in 2014, 2018 and 2020.
We owned an average working interest of 3.5% in 6,402 gross (226.1 net) productive wells and royalty interests in an additional 1,301 productive wells as of December 31, 2025. We develop our oil and natural gas acreage both as an operator and, on a proportionate basis, as a non‑operator alongside third‑party interests in wells within spacing units that include our acreage. As of December 31, 2025, we owned a working interest in 283 gross (6.1 net) wells that were being drilled or completed, and an additional 336 gross (15.9 net) wells that had been permitted for future development by us or our operating partners. With respect to our non-operated assets, we rely on our operators to propose, permit and initiate the drilling and completion of wells. We assess each drilling and completion opportunity on a case-by-case basis and participate in wells that are expected to meet a desired rate of return based upon estimates of recoverable oil and natural gas reserves, anticipated oil and natural gas prices, the expertise of the operator, and the anticipated completed well cost from each project, as well as other factors.
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
With respect to our non-operated assets, our operators market and sell the oil and natural gas extracted from our wells. In addition, these operators coordinate the transportation of oil and natural gas production from wells in which we participate to appropriate pipelines or rail transport facilities pursuant to arrangements that such operators negotiate and maintain with various parties purchasing such production. The price at which our production is sold generally ties to a market spot price, and the differential between the market spot price and our realized sales price represents the embedded transportation and marketing costs of moving the oil and natural gas from the wellhead to the refinery or processing plant. The differential will fluctuate based on availability of pipeline, rail and other transportation methods.

The following table provides a summary of certain information regarding our assets as of December 31, 2025, including proved reserves as prepared by our third-party independent reserve engineers, Cawley.

	AS OF DECEMBER 31, 2025
	NET ACRES(1)	PRODUCTIVE WELLS (1) GROSS	NET	AVERAGE DAILY PRODUCTION (2) (Boe/d)	PROVED RESERVES (3) (MBoe)	PV-10 (3) (in thousands)	% OIL	% PROVED DEVELOPED
Williston Basin	53,301	6,275	210	16,861	45,860	$451,352	65%	71%
Central Rockies (4)	218	127	16	583	1,940	21,333	47%	86%
Total/Weighted Average	53,519	6,402	226	17,444	47,800	$472,685	64%	71%

(1)In addition, we have royalty interests in 1,301 productive wells, on 1,469 net royalty acres.
(2)Represents the average daily production for the twelve months ended December 31, 2025.
(3)Proved reserve quantities and related PV-10 values have been derived from a WTI oil price of $66.01 per Bbl and Henry Hub natural gas price of $3.39 per MMBtu, which were calculated using an average of the first-day-of-the-month price for each month within the 12 months ended December 31, 2025 as required by SEC and FASB guidelines, adjusted for average 2025 differentials. PV-10 is a non-GAAP financial measure that does not include the effects of income taxes on future net revenues, and is not intended to represent fair market value of our oil and natural gas properties. For a definition of and reconciliation of PV-10 to its nearest GAAP financial measure, see Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Information.
(4)Includes Denver-Julesburg and Powder River Basin assets, consisting primarily of wellbore only ownership.
In addition to the proved reserves shown in the table above, we believe our acreage also includes undeveloped drilling and completion locations not currently classified as proved as of December 31, 2025. While many of our undeveloped drilling and completion locations qualify as geologic and engineering proved reserves, we limit our proved undeveloped reserves to those locations that are reasonably certain to be developed over the next five years.
The Spin-Off
On January 13, 2023, Jefferies completed the legal and structural separation of the Predecessor of Vitesse from Jefferies. To effect the separation Jefferies distributed all of our outstanding common stock held by Jefferies to Jefferies’ shareholders, and we became an independent, publicly traded company. Our common stock began trading on the New York Stock Exchange on January 17, 2023 under the symbol “VTS.” In connection with the Spin-Off, we entered into certain agreements that governed, and will govern, our relationship with Jefferies, including a Separation and Distribution Agreement and a Tax Matters Agreement.
Business Strategy
Our business strategy is focused on creating long-term stockholder value through the acquisition, development and production of oil and natural gas assets at attractive rates of return, while maintaining a strong and conservative balance sheet and distributing a meaningful portion of our free cash flow to our stockholders. The key elements of our business strategy include the following:
■Dividends to Stockholders. Our business plan focuses on building a diversified, low-leverage, free cash flow generating business that can deliver meaningful dividends to our stockholders. We made cash distributions to our stockholders/members totaling $92.1 million, $63.6 million, and $58.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.
■Growth through Value-Enhancing Acquisitions. We have been a consolidator and clearing house of non-operated working interests in various leading oil and natural gas shale plays in the United States, and we will continue that strategy and consider operated asset packages, such as the Lucero Acquisition, and other acquisition strategies going forward. Our near-term drilling acquisition strategy is centered around building a strong presence in our core basins by acquiring smaller non-operated lease and wellbore positions with direct exposure to near-term drilling activity. By virtue of their smaller footprint, these targeted acquisitions are generally completed at a significant discount to the prices paid for contiguous acreage positions typically sought by larger producers and operators of oil and natural gas wells. Acquisitions such as these have been a significant driver of increasing our production. In addition to smaller acquisitions, we also consider larger transactions such as the Lucero Acquisition. Since our inception, in 2014, and through December 31, 2025, we have closed approximately 175 discrete acquisitions totaling more than $785 million, and we intend to continue these activities, while at the same time evaluating and pursuing larger asset packages in both our current area of operations and other areas. We believe our disciplined acquisition strategy can responsibly add production, cash flow and scale to existing operations.
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
■Risk Diversification. We seek to diversify our capital and operational risk through participation in a large number of oil and natural gas wells with multiple operators across multiple basins. We seek to diversify our risk by operator, formation, value concentration and commodity (oil and natural gas). As of December 31, 2025, we owned an average working interest of 3.5% in 6,402 gross (226.1 net) productive wells and royalty interests in an additional 1,301 productive wells, with more than 30 experienced operators that provide development and production activities on our oil and natural gas properties. We believe we can further diversify our risk over time with acquisitions in additional basins, focusing on accretive acquisitions of high-quality assets with experienced operators in the most prolific basins in the United States.
■Strong Balance Sheet and Financial Flexibility. We focus on maintaining financial strength and flexibility through the prudent management of our balance sheet and free cash flow. We maintain conservative indebtedness and a simple capital structure consisting of our Revolving Credit Facility and common stock. We intend to maintain the flexibility to manage our free cash flow by continuing to adhere to a target Net Debt to Adjusted EBITDA ratio of less than 1.0.
■Hedging Strategy. To protect our ability to pay dividends, to fund capital investments and to reduce our exposure to the volatility of oil, natural gas and natural gas liquids, we enter into hedging derivative instruments for a portion of our expected oil and natural gas production, which may include swaps, collars, puts and other structures. We buy oil, natural gas and natural gas liquids futures both on an opportunistic basis when prices have allowed us to lock in attractive rates of return on our asset base and upon acquisitions of larger producing assets to protect returns. For further information see Part II. Item 7A. Quantitative and Qualitative Disclosure about Market Risk -”Commodity Price Risk.”
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
Our Competitive Strengths
We believe the following competitive strengths will support the successful execution of our business strategies:
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
■Experienced Management and Industry Relationships. Our management team has developed deep and longstanding relationships with many of our operators, other working interest and mineral owners, investment banks, acquisition and divestiture companies and investors. A majority of our evaluated and executed acquisitions and transactions are self-sourced. We have become a preferred non-operating partner to some of the largest companies operating in the Williston Basin and Central Rockies given our track record of evaluating and acquiring non-operated oil and natural gas working interests, and being a responsible financial partner. As a result, we see broad deal flow from single wellbore near-term development acquisition opportunities to packages consisting of both producing and undeveloped assets worth hundreds of millions of dollars. Our management team has a track record of creating value at both private and public oil and natural gas companies.
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
Our Properties
Williston Basin (North Dakota and Montana)
The Williston Basin stretches from western North Dakota into eastern Montana, with the majority of drilling activity conducted by our operators located in Dunn, McKenzie, Mountrail, and Williams Counties, North Dakota. Approximately 79% of our 53,301 net acres as of December 31, 2025 are in the above counties and target the Bakken and Three Forks formations. Nearly all of our acreage in the Williston Basin is held by production. As of December 31, 2025, we had a working interest in 6,275 gross (210.0 net) productive wells and royalty interests in an additional 1,274 productive wells. In addition to these productive wells, we had 279 gross (4.3 net) working interest wells that were being drilled or completed, and 322 gross (15.5 net) wells that have been permitted for future development by us or our operating partners. Our estimated proved reserves in North Dakota and Montana as of December 31, 2025 were 45,860 MBoe (65% oil), which represented 96% of our total estimated proved reserves and contributed average production of 16,861 Boe per day for the year ended December 31, 2025.
We have been active in the Williston Basin since 2014 and have seen our thesis for continued growth and expansion of the field come to fruition. The Williston Basin is a world-class oil field and we expect to see continued growth in recoverable reserves for many years. We have a significant inventory of remaining undeveloped drilling locations that we expect to see developed over the next 15 to 25 years. In addition, we are seeing incremental growth and development throughout the field utilizing newer technologies including refrac programs and extended length three and four mile lateral wells.
Central Rockies (Colorado and Wyoming)
The Denver-Julesburg Basin is located in Northeast Colorado and Southeast Wyoming, with the majority of operator horizontal drilling activity located in Weld and Adams Counties, Colorado, and Laramie County, Wyoming. Our assets in this area primarily consist of wellbore only ownership and target the Codell formation and several productive zones within the Niobrara formation. We owned a working interest in 121 gross (15.0 net) productive wells as of December 31, 2025 and royalty interests in an additional 27 productive wells. In addition to the productive wells, we have 4 gross (1.8 net) wells that were being completed, and 11 gross (0.4 net) wells that have been permitted for future development by our operating partners as of December 31, 2025.
Our Powder River Basin assets primarily target the Parkman, Sussex, Turner and Niobrara formations. We owned a working interest in 6 gross (1.0 net) productive wells as of December 31, 2025. In addition to these productive wells, we have 3 gross (0.1 net) wells that have been permitted for future drilling by our operators as of December 31, 2025.

Reserves
Estimated Net Proved Reserves
The table below summarizes our estimated net proved reserves for the periods indicated based on reports prepared by Cawley, our third-party independent reserve engineer, except as otherwise described herein. In preparing its reports, Cawley evaluated properties representing our total proved reserves as of December 31, 2025, 2024 and 2023 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves, do not in any way include or reflect our commodity derivatives and do not reflect the Lucero Acquisition for periods prior to March 7, 2025.

	AS OF DECEMBER 31,
	2025	2024	2023
Estimated proved developed:
Oil (MBbls)	20,196	17,431	18,440
Natural gas (MMcf)	82,967	58,885	60,202
Total (MBoe)	34,023	27,245	28,474
Estimated proved undeveloped:
Oil (MBbls)	10,428	9,924	9,303
Natural gas (MMcf)	20,092	18,679	16,907
Total (MBoe)	13,777	13,038	12,121
Estimated total proved reserves:
Oil (MBbls)	30,624	27,355	27,743
Natural gas (MMcf)	103,059	77,564	77,109
Total (MBoe)	47,800	40,283	40,595
Percent proved developed	71.2%	67.6%	70.1%

Estimated net proved reserves as of December 31, 2025 were 47,800 MBoe, and we held working interests in 28.6 net proved undeveloped drilling locations included in such reserves as of December 31, 2025.
The table below sets forth summary information by reserve category with respect to estimated proved reserves volumes and related PV-10 values as of December 31, 2025.

	SEC PRICING PROVED RESERVES (1)
	RESERVES VOLUMES				PV-10 (3)
RESERVE CATEGORY	OIL (MBbls)	NATURAL GAS (MMcf)	TOTAL (MBoe) (2)	%	AMOUNT (in thousands)	%
PDP Properties	19,878	81,744	33,502	70%	$412,785	87%
PDNP Properties	318	1,223	521	1%	2,539	1%
PUD Properties	10,428	20,092	13,777	29%	57,361	12%
Total	30,624	103,059	47,800	100%	$472,685	100%

(1)Oil and natural gas reserve quantities and related discounted future net cash flows are valued as of December 31, 2025 and are derived from a WTI price of $66.01 per Bbl and Henry Hub natural gas price of $3.39 per MMBtu, adjusted for average 2025 differentials. Under SEC guidelines, these prices represent the average prices per Bbl of oil and per MMBtu of natural gas at the beginning of each month in the twelve-month period prior to the end of the reporting period.
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

Estimated Net Proved Undeveloped Reserves
As of December 31, 2025, we had approximately 13,777 MBoe of estimated net proved undeveloped reserves. Changes in estimated net proved undeveloped reserves that occurred from December 31, 2024 to December 31, 2025 were due to:

MBoe
Balance at December 31, 2024	13,038
Acquisitions	6,303
Extensions, discoveries and other additions	4,065
Transfers to estimated proved developed reserves	(4,643)
Revisions	(4,986)
Balance at December 31, 2025	13,777

Notable changes in proved undeveloped reserves for the year ended December 31, 2025 included the following:
■Acquisitions: We acquired 6,303 MBoe of proved undeveloped reserves in the Williston Basin and Central Rockies during 2025, which includes the Lucero Acquisition.
■Extensions, discoveries and other additions: During 2025, extensions and discoveries associated with proved undeveloped locations in the Williston Basin added 4,065 MBoe of proved undeveloped reserves, which moved from non-proved to proved primarily based on updated information on near term operator drilling plans.
■Transfers to estimated proved developed reserves: Development costs of approximately $74 million were incurred in connection with the conversion of approximately 8.2 net undeveloped locations classified as proved at December 31, 2024, and 4,643 MBoe of proved undeveloped reserves were transferred to proved developed reserves during 2025. In addition to the conversion and transfer of proved reserves, although not included in the table above, 205 MBoe of reserves from 0.4 net undeveloped locations not classified as proved undeveloped at December 31, 2024 were transferred to proved developed reserves during the period.
■Revisions: In 2025, revisions to previous estimates decreased proved undeveloped reserves by a net amount of 4,986 MBoe. These revisions were primarily attributable to the reclassification of undeveloped drilling locations totaling 2,309 MBoe of proved reserves from proved to non-proved primarily based on updated information on near term operator drilling plans and continued compliance with the SEC 5-year development rule. An additional 1,708 MBoe decrease is related to lower commodity prices and 707 MBoe is due to non-consenting and interest changes. In addition, the revisions included decreases in proved undeveloped reserves of 262 MBoe related to higher differentials and LOE, and updated forecasts and scheduling.

We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled on our acreage. We also expect that some component of our undeveloped drilling locations not classified as proved at December 31, 2025 will be converted to proved developed producing reserves. All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with development plans.
As of December 31, 2025, the PV-10 value of our proved undeveloped reserves amounted to approximately 12% of the PV-10 value of our total proved reserves. There are numerous uncertainties regarding undeveloped reserves. The development of these reserves is dependent upon a number of factors which include but are not limited to: financial targets such as drilling within cash flow or reducing debt, satisfactory rates of return on proposed drilling projects, and the timing and level of drilling activity by us and operators in areas where we hold leasehold interests. With 87% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan. PV-10 is a non-GAAP financial measure that does not include the effects of income taxes on future net revenues and is not intended to represent the fair market value of our oil and natural gas properties. For a definition of and reconciliation of PV-10 to its nearest GAAP financial measure, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Non-GAAP Financial Information.”
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
Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. See “Part I. Item 1A. Risk Factors—Risks Relating to our Business—Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our total reserves.”
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

Production, Price and Production Expenses
We report our oil and natural gas production on a Two-stream basis. The price that we receive for the oil and natural gas produced from wells in which we hold interests is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Oil supply in the United States has grown over the years, and the supply of oil could impact oil prices in the United States if the supply outstrips domestic demand. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.
The table below sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated. The information included in the following table does not reflect the Lucero Acquisition for periods prior to March 7, 2025. For additional information on price calculations, see the information in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	FOR THE YEARS ENDED DECEMBER 31,
	2025	2024	2023
Net Production:
Oil (MBbls)	4,133	3,291	2,968
Natural gas (MMcf)	13,403	8,809	8,232
Total (MBoe)	6,367	4,759	4,340

Oil (Bbl) per day	11,324	8,992	8,130
Natural gas (Mcf) per day	36,719	24,069	22,553
Total (Boe) per day	17,444	13,003	11,889

Average Sales Prices:
Oil (per Bbl)	$59.14	$69.94	$73.59
Effect of gain on realized oil derivative on average price (per Bbl)	3.81	1.54	0.40
Oil net of realized oil derivatives (per Bbl)	$62.95	$71.48	$73.99

Natural gas and NGLs (per Mcf)	$2.21	$1.34	$1.88
Effect of gain on realized natural gas derivatives on average price (per Mcf)	0.10	—	—
Natural gas and NGLs net of realized natural gas derivative (per Mcf)	$2.31	$1.34	$1.88

Realized price on a Boe basis excluding realized commodity derivatives	$43.03	$50.85	$53.90
Effect of gain on realized commodity derivatives on average prices (per Boe)	2.69	1.06	0.27
Realized price on a Boe basis net of realized commodity derivatives	$45.72	$51.91	$54.17
Average Costs:
Lease operating expense (per Boe)	$10.92	$10.00	$9.11
Production taxes (per Boe)	$3.67	$4.52	$4.98

Drilling and Development Activity
The table below sets forth the number of gross and net productive and non-productive wells in which we owned a working interest drilled in the periods indicated. The number of wells drilled refers to the number of wells completed at any time during the period, regardless of when drilling was initiated. The following table does not reflect the Lucero Acquisition for periods prior to March 7, 2025.

	YEAR ENDED DECEMBER 31,
	2025		2024		2023
	GROSS	NET	GROSS	NET	GROSS	NET
Exploratory Wells:
Productive Oil	—	—	—	—	—	—
Productive Natural gas	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
	—	—	—	—	—	—
Development Wells:
Productive Oil (1)	394	10.80	366	9.26	414	9.78
Productive Natural gas	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
	394	10.80	366	9.26	414	9.78
Total productive exploratory and development wells (1)	394	10.80	366	9.26	414	9.78

(1) Includes royalty interests in 75 gross (0.13 net) wells drilled in the year ended December 31, 2025, 49 gross (0.06 net) wells drilled in the year ended December 31, 2024, and 83 gross (0.12 net) wells drilled in the year ended December 31, 2023.

The tables below set forth summary information by location with respect to estimated productive wells in which we owned a working interest or a royalty interest, as applicable as of December 31, 2025.

	AS OF DECEMBER 31, 2025
	PRODUCTIVE WORKING INTEREST OIL WELLS		AVERAGE WORKING INTEREST
	GROSS	NET
Combined Total:
Williston Basin	6,275	210	3.3%
Central Rockies (1)	127	16	12.6%
Total	6,402	226	3.5%

	AS OF DECEMBER 31, 2025
	PRODUCTIVE ROYALTY INTEREST OIL WELLS		AVERAGE ROYALTY INTEREST
	GROSS	NET
Combined Total:
Williston Basin	1,274	3	0.2%
Central Rockies (1)	27	—	0.4%
Total	1,301	3	0.2%

(1)Includes Denver-Julesburg and Powder River Basin wells.
As of December 31, 2025, we owned a working interest in 283 gross (6.1 net) wells that were being drilled or completed, and an additional 336 gross (15.9 net) wells that had been permitted for development by us or our operating partners.

Acreage
The table below sets forth our estimated gross and net developed and undeveloped acreage by geographic area as of December 31, 2025.

	DEVELOPED ACREAGE		UNDEVELOPED ACREAGE		TOTAL ACREAGE		ROYALTY ACRES
	GROSS	NET	GROSS	NET	GROSS	NET	GROSS	NET
Williston Basin	1,711,418	51,362	62,677	1,938	1,774,095	53,301	133,068	1,410
Central Rockies (1)	3,070	113	15,132	106	18,202	218	1,920	59
Total	1,714,488	51,475	77,809	2,044	1,792,297	53,519	134,988	1,469

(1)Includes Denver-Julesburg and Powder River Basin acreage.

Approximately 87% of our undeveloped acreage is held by production as of December 31, 2025, with only 162 gross (162 net) acres and 202 gross (88 net) acres subject to potential expiration in 2027 and 2028, respectively.
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
Development
We primarily engage in oil and natural gas development and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our leasehold interests. In addition, we acquire wellbore interests in wells in which we do not hold the underlying leasehold interests from third parties who are unable or unwilling to participate in certain well proposals. We typically depend on our operators to propose, permit, and initiate the drilling and completion of wells. Prior to commencing drilling, our operators are required to provide all owners of working interests within the designated spacing unit the opportunity to participate in the drilling and completion costs and net revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. In connection with the Lucero Acquisition, we assumed operations in the Williston Basin and for development activities related to those operations. We assess each drilling and completion opportunity on a case-by-case basis and participate in wells that are expected to meet a desired return based upon estimates of recoverable oil and natural gas, anticipated oil and natural gas prices, the expertise of the operator, and the anticipated completed well cost from each project, as well as other factors. Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us. However, declines in oil prices typically reduce both the number of well proposals we receive and the proportion of well proposals in which we elect to participate. Our land, engineering and finance teams use our extensive database to make these economic decisions. Vitesse created customized data systems that are integrated, centralized and utilized by our employees to evaluate development opportunities. These data systems maintain real time dashboards to monitor operators, rigs, well performance and costs. Given our large acreage footprint and substantial number of well participations, we believe we can make accurate economic drilling and completion decisions utilizing our data systems.
Historically, we have not managed our commodities marketing activities internally. Instead, our operators market and sell oil and natural gas produced from wells in which we have an interest. Our operators coordinate the transportation of our oil and natural gas production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that they negotiate and maintain with various parties purchasing the production. We understand that our operating partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts. Although we have historically relied on our operators for these activities, we may in the future seek to take a portion of our production in kind and internally manage the marketing activities for such production; however, this would be costly and inefficient based on our current average working interest ownership. In connection with the Lucero Acquisition, we assumed operations in the Williston Basin and marketing activities related to those operations. The price at which our production is sold is generally tied to the spot market for oil or natural gas. The price at which our oil production is sold typically reflects a discount to the WTI benchmark price. This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price.
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
Seasonality
Winter weather events and conditions, such as ice storms, blizzards and freezing conditions, and lease stipulations can limit or temporarily halt our drilling and producing activities or those of our operators and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations or those of our operators and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations or those of our operators.
Regulation and Environmental Matters
Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas acquisition, development and production industry as a whole.
Regulation of Oil and Natural Gas Production
Our oil and natural gas development, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, the states in which our operations and properties are located require permits for drilling operations and impose, among other requirements, bonding and reporting obligations related to the development and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, limitations or prohibitions on the venting or flaring of natural gas, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Moreover, the federal government and its agencies have from time to time, imposed or considered imposing new or more stringent rules or policies that impact oil and gas exploration and production operations, including pausing or withholding acreage from lease sales and increasing royalty rates on federal lands, restricting national oil and gas exports and related infrastructure, and regulating or taxing emissions from production facilities. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within their jurisdictions. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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
Regulation of Transportation and Sales of Oil, Condensate and NGLs
Sales of oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil, condensate and NGLs (collectively referred to as “oil pipelines”) by common carrier pipelines is also subject to rate and access regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market- based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost-of-service filing. Every five years, FERC reviews the appropriateness of the index level in relation to changes in industry costs. FERC issued an order on December 17, 2020 establishing an inflationary adjustment of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.78% (PPI-FG+0.78%) for the five-year period commencing July 1, 2021 (the “December 2020 Order”). Numerous requests for rehearing were filed. On January 20, 2022, FERC issued an order on rehearing in which it modified the methodology used to calculate the inflationary adjustment resulting in a revised inflationary adjustment for the five-year period commencing July 1, 2021, of PPI-FG minus 0.21% (PPI-FG-0.21%) (the “Rehearing Order”). As a result of the Rehearing Order, the index factor for the July 1, 2021 through June 30, 2022 index year provided for a negative percentage change of approximately 1.6%. The Rehearing Order was subsequently challenged and vacated by the D.C. Circuit in LEPA v. FERC, 109 F.4th 543 (D.C. Cir. 2024), reinstating the index level established by the December 2020 Order. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking in which FERC proposed to prospectively adopt the PPI-FG-0.21% index that was vacated by the D.C. Circuit and instituted a notice-and-comment process. On November 20, 2025, FERC withdrew the October 17, 2024 supplemental notice of proposed rulemaking and confirmed that the PPI-FG-0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024 but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing to determine whether pipelines may recover rate differences in other scenarios.
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
The CAA controls air emissions from oil and natural gas production and natural gas processing operations, among other sources. EPA regulations under the CAA include NSPS for the oil and natural gas source category to address emissions of pollutants, including sulfur dioxide, methane and VOCs, NAAQS for certain ambient levels of criteria pollutants and a separate set of, including ground-level ozone, and emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities, among other monitoring, reporting, and permitting regulations. In recent years there has been considerable focus and uncertainty regarding the regulation of methane emissions from the oil and gas sector. The EPA promulgated new NSPS regulations in 2024 for upstream and midstream oil and gas facilities that impose, among other provisions, enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring technologies, the reduction of emissions by 95% through capture and control system, zero-emission requirements for specific components and equipment and so-called green well completion requirements, and also establish a “super emitter” response program which would allow certified third parties to report large emission events to the EPA, triggering additional investigation, reporting, and repair obligations. The 2024 NSPS regulations further obligate states to impose these requirements on existing sources through their respective State Implementation Plans. In March 2025, however, the EPA announced an intent to reconsider the 2024 NSPS regulations, and in July 2025, issued an interim final rule extending compliance deadlines for most of the 2024 NSPS regulations into late 2026 or early 2027. Because the 2024 NSPS and 2025 deadline extension rules are subject to ongoing litigation and the EPA is currently reconsidering the 2024 NSPS rule, future implementation of these regulations is uncertain at this time. The BLM’s 2024 waste prevention rule, which limits venting, flaring, and methane leaks for oil and gas operations on federal lands, is also currently subject to both legal challenge and reconsideration pursuant to a directive by the Trump Administration. Nevertheless, these requirements and any future regulatory developments have the potential to increase operating costs for production activities on our properties or require capital to install more sophisticated pollution control equipment and thus may have a material adverse impact on our business, results of operations and financial condition.
The CWA imposes restrictions and controls on the discharge of produced waters and other pollutants into WOTUS. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities, the requirements of which may include the implementation of Spill Prevention, Control and Countermeasure plans. There continues to be uncertainty as to the federal government’s jurisdictional reach under the CWA. The definition of WOTUS has been heavily litigated and the subject of multiple rulemakings in recent years. Implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states, including Montana and North Dakota, resulting in implementation of the pre-2015 rule adjusted to incorporate jurisdictional limitations decided by the U.S. Supreme Court in Sackett v. EPA. The other 23 states are subject to a WOTUS-defining rule published in September 2023. The Corps is currently pursuing a new post-Sackett rulemaking, the ultimate consequence of which cannot be predicted. The applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of our properties, and changes to the WOTUS definition could cause delays in development or increase the cost of development and operation of our properties. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Operations on our properties are also supported by pipelines and other infrastructure that may require permits obtained from the Corps under the CWA, the most common of which is Nationwide Permit 12 (“NWP 12”). NWP 12 is, from time to time, reviewed and modified by the Corps or subject to litigation. NWP 12 is expected to be reissued by the Corps in 2026. To the extent any action expands the scope of the CWA or imposes new or enhanced permitting requirements in areas that include our properties or where our operating partners and their service providers and customers operate, our financial results could be adversely impacted by increased costs of compliance and energy infrastructure project delays or cancellations.
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
The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the SDWA. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into a wellbore to create cracks in the deep-rock formation to stimulate gas production. Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, are considered, from time to time, by Congress. In addition, in 2020, the Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the “functional equivalent” of a direct discharge from the point source into navigable waters. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans related to operations on our properties. If in the future CWA permitting is required for saltwater injection wells, the costs of permitting and compliance for injection well operations by us or our operators could increase.
Scrutiny of hydraulic fracturing activities continues in other ways. The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. Several states, including Montana and North Dakota where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. Additionally, a number of municipalities in other states, including Colorado, have sought to ban hydraulic fracturing. While the Colorado Supreme Court ruled that such municipal bans were preempted by state law, the Colorado legislature subsequently enacted “SB 101” which gave local governments significant control over oil and natural gas wellhead operations. Municipalities in Colorado have enacted local rules restricting oil and natural gas operations based on SB 101. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations. For more information on risks related to hydraulic fracturing see Part I. Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
NEPA establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. Many of the activities of us and our third-party operators are covered under NEPA. Some activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. For more information on risks related to NEPA see Part I. Item 1A. Risk Factors— Risks Relating to Legal and Regulatory Matters—Restrictions on our ability to acquire federal leases and more stringent regulations affecting our operators’ exploration and production activities on federal lands may adversely impact our business.
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
In response to findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from oil and gas production sources in the United States on an annual basis, which may include operations on our properties. Other federal agencies, including the BLM, and several states have also introduced rules regarding the disclosure or regulation of GHG emissions or have incorporated climate change considerations into their decision-making processes. Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several administrations. The current Trump Administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and has promulgated a final rule repealing the EPA’s 2009 “Endangerment Finding” for GHGs and motor vehicle GHG emission performance standards in February 2026.. The rescission of the “Endangerment Finding” eliminates the basis for the EPA’s authority under the CAA for most of its regulations concerning GHGs. Whether or how such policies and the EPA’s rescission of its “Endangerment Finding” will be implemented and if they survive any potential legal challenges, or whether future administrations will pursue new GHG emissions regulation, cannot be predicted at this time.
Congress has from time to time considered legislation to monitor, limit, or reduce emissions of GHGs, but to date has not passed comprehensive climate legislation. However energy legislation and other regulatory initiatives have been and continue to be proposed that are relevant to climate change and GHG emissions issues. For example, in 2022, the IRA was enacted to advance climate-related objectives and provide significant financial support for alternative or lower GHG-emitting energy production and supporting infrastructure. However, the OBBBA, which was signed into law in 2025, rescinded or eliminated funding for many of these IRA programs. While the OBBBA limits current federal initiatives to address climate change and GHG emissions reductions, whether Congress will pass future legislation to restore funding for certain IRA programs or advance new climate-related proposals cannot be predicted. In addition, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs, direct emissions limitations, or superfund-style strict liability laws. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact us, any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, operators’ equipment and operations could require them to incur costs to reduce emissions of GHGs associated with their operations. For example, substantial limitations on GHG emissions could adversely affect demand for the oil and gas produced from our properties. For a more detailed discussion of the risks associated with climate change legislation or regulation, see Part I. Item 1A Risk Factors Risks Relating to Legal and Regulatory Matters—”The adoption of climate change legislation or regulations restricting emissions of carbon dioxide, methane, and other greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas we produce.”

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
Human Capital Management
As of December 31, 2025, we had 37 full time employees. We may hire additional personnel as appropriate. We also may use the services of independent consultants and contractors to perform various professional services. We are focused on attracting, engaging, developing, retaining and rewarding top talent. We strive to enhance the economic and social well-being of our employees. We are committed to providing a welcoming environment for our workforce, with excellent training and career development opportunities to enable employees to thrive and achieve their career goals.
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
Risks Relating to Tax Matters
■We could have an indemnification obligation to Jefferies in certain circumstances if the Distribution were determined not to qualify for tax-free treatment for U.S. federal tax purposes.
■Taxable gain or loss on the sale of our common stock could be more or less than expected.
■The IRS Forms 1099-DIV that our stockholders receive from their brokers may over-report dividend income, which may result in a stockholder’s overpayment of tax by U.S. holders of our common stock and over withholding on non-U.S. holders of our common stock.
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
■political and economic conditions, including embargoes, in oil-producing countries such as Venezuela or affecting other oil-producing activity;

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
These factors and the volatility of the energy markets make it extremely difficult to predict oil and natural gas prices. A substantial or extended decline in oil or natural gas prices has in the past resulted in and could result in future impairments of our proved oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent oil and natural gas prices received from production are insufficient to fund planned capital expenditures, we may be required to reduce spending or borrow or issue additional equity to cover any such shortfall. Lower oil and natural gas prices may limit our ability to comply with the covenants under our Revolving Credit Facility or limit our ability to access borrowing availability thereunder, which is dependent on many factors including the value of our proved reserves.
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
In addition, fluctuations in oil and natural gas prices have impacted equity-based compensation expense for prior periods and may impact our stock-based compensation expense. For example, in prior periods we have experienced increases to our equity-based compensation expense primarily due to increased oil and natural gas prices causing the estimated fair value of the liabilities associated with such equity-based compensation to increase, which contributed to net losses recorded during such periods. As a result of the foregoing and other factors, we may continue to incur net losses in the future.
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
We estimate discounted future net cash flows from our proved reserves using Standardized Measure and PV-10, each of which uses specified pricing and cost assumptions. However, actual future net cash flows from our oil and natural gas properties will be affected by factors such as the volume, pricing and duration of our hedging contracts; actual prices we receive for oil and natural gas; our actual operating costs in producing oil and natural gas; the amount and timing of our capital expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation. For example, our estimated proved reserves as of December 31, 2025 were calculated under SEC rules by applying year-end SEC prices based on the twelve-month unweighted arithmetic average of the first day of the month oil and natural gas prices for such year end of $66.01 per Bbl and $3.39 per MMBtu, which for certain periods during this time were substantially different from the available market prices. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.
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
The DAPL, a major pipeline transporting oil from the Williston Basin, is subject to ongoing litigation that could threaten its continued operation. In July 2020, a federal district court vacated the DAPL’s easement to cross the Missouri River at Lake Oahe and ordered the pipeline be shut down pending the completion of an EIS to determine whether to grant the DAPL an easement to cross the Missouri River at Lake Oahe or to require the abandonment, removal, or reroute of that section, effectively shutting down the pipeline. The shut-down order was later reversed on appeal, and in December 2025, the Corps issued a final EIS concluding that the Corps’ preferred alternative is that the Corps reissue its easement to DAPL subject to additional easement conditions. The Corps is expected to issue a Record of Decision in early 2026 and the DAPL currently remains in operation. However, the EIS or the Corps’ decision with respect to an easement may subsequently be challenged in court. In the interim, the Standing Rock Sioux Tribe has challenged the continued operation of the DAPL without the easement in federal court. The district court dismissed Standing Rock’s lawsuit, but Standing Rock has appealed that dismissal to the D.C. Circuit Court of Appeals. As a result, a shut-down remains possible, and there is no guarantee that the DAPL will be permitted to continue operations. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.
Seasonal weather conditions, extreme climatic events, and shifts in meteorological conditions, which may be impacted by climate change, may adversely affect our and our operators’ ability to conduct drilling and completion activities and to sell oil and natural gas for periods of time or affect demand for oil and gas, in some of the areas where our properties are located.
Seasonal weather conditions can limit drilling and completion activities, selling oil and natural gas, and other operations in some of our operating areas. In the Williston Basin, and in other areas in which our interests are located, drilling and other oil and natural gas activities on our properties can be adversely affected during the winter months by severe winter weather and drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and our and our operators’ ability to service wells in these areas.
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
An increase in oil and natural gas prices or other factors could result in increased development activity and investment in our areas of operations, which may increase competition for and cost of equipment, labor and supplies. Global, industry-wide supply chain disruptions have resulted in shortages in labor, materials and services from time to time. Such shortages have resulted in inflationary cost increases for labor, materials and services and could cause future costs to increase as well as scarcity of certain products and raw materials. To the extent inflation is elevated, operators may experience further cost increases for operations, including oilfield services, labor costs, and equipment if drilling activity in operators’ areas of operations increases. In addition, there is significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Tariffs, if enacted, and any further legislation or actions taken by the U.S. federal government that restrict trade, such as trade barriers, and other protectionist or retaliatory measures taken and measures taken by other countries in response could increase the cost of operations. Shortages of, or increasing costs for, experienced drilling crews and equipment, labor or supplies could restrict operators’ ability to conduct desired or expected operations. In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing oil and natural gas prices as producers seek to increase production in order to capitalize on higher oil and natural gas prices. In situations where cost inflation exceeds oil and natural gas price inflation, our profitability and cash flow, our and our operators’ ability to complete development activities as scheduled and on budget, may be negatively impacted. Any delay in drilling or significant increase in drilling costs could reduce our revenues and profitability.
The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we anticipate. Therefore, these undeveloped reserves may not be ultimately developed or produced.
Approximately 29% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2025. Development of undeveloped reserves may take longer and require higher levels of capital expenditures than we anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.
We intend to continue to expand our operations in part through acquisitions, such as the Lucero Acquisition. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not economically feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential recoverable reserves. On-site inspections are often not performed on properties being acquired, and environmental matters, such as subsurface contamination, are not necessarily observable even when an on-site inspection is undertaken. Any acquisition involves other potential risks, including, among other things:
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
We may not be able to integrate the acquired assets into our existing business in an efficient and effective manner or achieve the anticipated benefits of acquisitions. We may not be able to accomplish this integration process successfully. The successful acquisition of properties requires an assessment of several factors, including:
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
Our oil and natural gas properties are focused on the Williston Basin, which means our current producing properties and new drilling opportunities are geographically concentrated in that area. Because our oil and natural gas properties are not widely diversified geographically, our profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of oil and natural gas produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation and processing, and any resulting delays or interruptions of production from existing or planned new wells.
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
Certain economic and geopolitical conditions, and the negative global and economic impact resulting from such conditions or any other geopolitical tensions, could materially adversely affect our business, financial condition, and results of operations.
U.S. and global markets may experience volatility and disruption as a result of certain economic and geopolitical conditions, including the conflict between Russia and Ukraine, hostilities in the Middle East and the evolving situation in Venezuela. Although the length and impact of such conditions are highly unpredictable, these geopolitical tensions have, and such conditions may continue to, lead to market disruptions, including significant volatility in oil and natural gas prices, credit and capital markets, as well as supply chain disruptions. Volatility in energy prices resulting from such disruptions could have a material effect on our business.
Prolonged unfavorable economic conditions or uncertainty as a result of these conditions may adversely affect our business, financial condition, and results of operations. Any of the foregoing may also magnify the impact of other risks described in this Annual Report on Form 10-K.
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
We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We, or these third parties, could incur interruptions from cybersecurity attacks, computer viruses or malware, or that third-party service providers could cause a breach of our data. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyber-attacks or similar events that are entirely outside our control, and any such events could significantly disrupt our business operations or have a material adverse effect on our results of operations. As of the date of this Annual Report on Form 10-K, to our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future.
We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance. Additionally, as cyberattacks become more sophisticated, we may incur significant cost to upgrade or enhance our security measures and procedures to protect against such cyberattacks.
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
Our business could also be impacted by governmental initiatives to encourage the conservation of energy or the use of alternative energy sources. For example, the IRA included a variety of clean-energy tax credits and provided significant financial support for alternative or lower GHG-emitting energy production. While the OBBBA eliminated the funding for the majority of the IRA’s incentive programs, any new federal or state initiatives to reduce energy consumption or encourage a shift away from fossil fuels could reduce demand for hydrocarbons and have a material adverse effect on our earnings, cash flows and financial condition. Though it presently appears the Trump Administration will not implement any such initiatives, states and municipalities may continue to encourage and implement decarbonization measures and future federal administrations or legislatures could reintroduce such.
Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Activism directed at shifting funding away from companies with energy-related assets could also lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries. With the continued volatility in oil and natural gas prices, and the possibility that interest rates may continue to rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. Any reduction of available capital funding for potential development projects, including oil and gas infrastructure projects upon which the operations on our properties rely, could adversely impact our future financial results.
The impact of the changing demand for oil and natural gas services and products, together with a change in investor sentiment, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increased attention to ESG matters, including climate change, may impact our business and access to capital.
Increasing attention to climate change, increasing societal expectations on companies to address climate change, increasing investor and societal expectations regarding voluntary ESG disclosures, increasing mandatory ESG disclosures, and increasing consumer demand for alternatives to oil and natural gas may result in increased costs, reduced demand for our products, reduced profits, increased administrative, legislative, and judicial scrutiny, reputational damage, and negative impacts on our access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that the Company could be subject to additional governmental investigations, private litigation or activist campaigns as stockholders may attempt to effect changes to the Company’s business or governance practices. Moreover, any new regulations or initiatives related to the disclosure of climate- or ESG-related risks could lead to reputational or other harm with customers, regulators, lenders, investors or other stakeholders and could also increase litigation risks.
While we may elect to pursue certain ESG strategies in the future, any such goals or commitments are aspirational and may not have the intended impact on our business. We may also receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals or commitments, but we cannot guarantee that we will be able to pursue or implement such goals or commitments because of potential costs, inaccurate assumptions or technical or operational obstacles. Moreover, failure or a perception (whether or not valid) of failure to pursue or implement ESG strategies or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us, and negatively impact our operations. Additionally, to the extent ESG-related matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. ESG-related matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.
Also, certain financial institutions may, of their own accord, decide not to provide funding or insurance for fossil fuel energy companies or related infrastructure projects based on climate or other ESG-related concerns, which could affect our access to capital for potential growth projects, though this trend has waned in recent years. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and results of operations. New laws, regulations, or enforcement initiatives related to the disclosure of climate-related risks could lead to reputational or other harm with customers, regulators, lenders, investors or other stakeholders and could also increase litigation risks. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and results of operations.
Certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment or business practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties.
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
Holders of our common stock are only entitled to receive such cash dividends as our Board, in its sole discretion, may declare out of funds legally available for such payments. We paid cash dividends of $92.1 million, $63.6 million and $58.0 million to our equity holders during the years ended December 31, 2025, 2024 and 2023, respectively. We cannot assure you that we will pay dividends in the future. Any future determination relating to the payment of dividends will be dependent on a variety of factors, including any limitations imposed by covenants in the Revolving Credit Facility and any debt agreements that we may enter into in the future. Under the Revolving Credit Facility, we are permitted to make cash distributions without limit to our equity holders if (i) no event of default or borrowing base deficiency (i.e., outstanding debt (including loans and letters of credit) exceeds the borrowing base) then exists or would result from such distribution and (ii) after giving effect to such distribution, (a) total outstanding credit usage does not exceed 80% of the least of (the following collectively referred to as “Commitments”): (1) $500.0 million (2) then-effective borrowing base, and (3) the then-effective aggregate elected commitments and (b) as of the date of such distribution, the EBITDAX Ratio does not exceed 1.50 to 1.00. If the EBITDAX Ratio exceeds 1.50 to 1.00, but does not exceed 2.25 to 1.00, and if total outstanding credit usage does not exceed 80% of the Commitments, we may make distributions if free cash flow (as defined under the Revolving Credit Facility) is greater than $0 and we have delivered a certificate to lenders attesting to the foregoing. The summaries above do not purport to be complete. The Revolving Credit Facility is filed as an exhibit to this Annual Report on Form 10-K. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock. If as a result, we are unable to pay dividends, investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock. For additional information, please see —Risks Relating to Our Common Stock—. Although we expect to continue to pay dividends, we cannot provide assurance that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.

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
Oil and gas sector activity on federal lands have become subject to increasing regulatory scrutiny. We and our operators are affected by the adoption of new or more stringent laws, regulations and policy directives that, for economic, environmental protection or other policy reasons, could increase the operating costs of, or otherwise curtail exploration and development drilling for oil and natural gas. For example, the BLM issued a rule in 2024 limiting venting and flaring from well sites on federal lands and requiring operators to commit to certain methane waste minimization obligations. Implementation of this rule is currently paused in several states, including North Dakota, pending ongoing legal challenges to the rule, and the BLM has separately announced it will reconsider and delay enforcement of the rule. Congress has also, from time to time, legislated changes to the fiscal terms of federal oil and gas leases. The ultimate impacts of these regulatory developments concerning BLM leases cannot be predicted at this time, but any changes to existing or new regulations on federal oil and gas leases or oil and gas infrastructure on federal lands could adversely impact our operators’ and our results of operations.
Additionally, oil and natural gas operations and related infrastructure projects on federal lands are also subject to NEPA. NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs (“BIA”), to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. For many years, the NEPA process has followed regulations issued by the CEQ. However, in January 2026, CEQ issued a final rule rescinding its regulations following a D.C. Circuit decision limiting CEQ’s authority to promulgate such. Further, the U.S. Supreme Court’s recent Seven County decision directed lower courts to give substantial deference to the reviewing agency’s scoping decisions in NEPA reviews. The ultimate consequences of these developments are not yet clear.
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
The Dodd-Frank Act contains measures aimed at increasing the transparency and stability of the OTC derivatives market and preventing excessive speculation. On January 14, 2021, the CFTC published a final rule imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents, though certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC’s requirements for certain enumerated “bona fide” derivative transactions. The CFTC also has adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, although CFTC staff has granted relief from various conditions and requirements in the final aggregation rules until the effective date of any codifying rulemaking. These rules may affect both the size of the positions that we may hold and the ability or willingness of counterparties to trade with us, potentially increasing the costs of transactions. Moreover, such changes could materially reduce our access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low oil and natural gas prices.
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
In recent years Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. While it presently appears unlikely that comprehensive climate change legislation will be passed by Congress in the near future, certain federal laws, like the IRA, have been enacted to advance numerous climate-related objectives. While many of the IRA’s provisions were repealed or defunded following the change in presidential administrations and the enactment of the OBBBA in 2025, any similar or future climate-related legislation could increase costs within the oil and gas industry or accelerate a transition away from fossil fuels, either of which could adversely affect our business and results of operations. Moreover, various federal agencies have adopted climate change considerations into their rulemaking and decision-making processes and have promulgated regulations that seek to restrict, monitor or otherwise limit GHG emissions. For example, the EPA has promulgated regulations, applicable to the oil and gas operations upon which our business relies, that impose stringent performance standards for methane emissions, including so-called green well-completion standards, limits on venting and flaring and requirements to implement enhanced leak detection and repair programs. However, there continues to be uncertainty regarding the federal regulation of GHG emissions. Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several presidential administrations. The current Trump Administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and, in February 2026 promulgated a final rule repealing the EPA’s 2009 “Endangerment Finding” that forms the basis under the CAA for most of the EPA’s GHG-related rules. However, whether or how the EPA’s rescission of its “Endangerment Finding” and other such policies will be implemented and if they will survive any potential legal challenges, or whether future administrations or Congress may pursue new GHG emissions regulations, cannot be predicted at this time. In the absence of federal climate legislation, several states have also implemented, of their own accord or in coordination with their neighbor states, regional initiatives and programs limiting, monitoring, or otherwise regulating GHG emissions. State, regional, and local governments may also elect to continue to participate in international climate change initiatives, despite the current Trump Administration withdrawing the United States from the Paris Agreement and related initiatives and pledges in 2025. The participation in, or support for, climate-related policies and initiatives by politicians, regulators, financial institutions, consumers and other stakeholders could increase opposition to, reduce funding for, or lead to new restrictions on, fossil fuel development and production activities, any of which could adversely affect our financial performance. See Part I. Items 1 and 2. Business and Properties—Regulation and Environmental Matters, for additional discussion of regulatory matters affecting and resulting from risks related to climate change and GHGs.
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
Wells in the Williston Basin of North Dakota, where we own significant oil and natural gas properties, produce natural gas as well as oil. Constraints in third party natural gas gathering and processing systems in certain areas have resulted in some of that natural gas being flared instead of gathered, processed and sold. The NDIC, North Dakota’s chief energy regulator, requires operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. As of November 1, 2020, the enforceable gas capture percentage goal is 91%. Production caps or penalties may be imposed on certain wells that cannot meet the capture goals. It is possible that other states in which we operate, including Montana, will require gas capture plans or otherwise institute new regulatory requirements in the future to reduce flaring.
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
Risks Relating to Tax Matters
We could have an indemnification obligation to Jefferies in certain circumstances if the Distribution were determined not to qualify for tax-free treatment for U.S. federal tax purposes.
We entered into a Tax Matters Agreement with Jefferies, which sets out each party’s rights and obligations with respect to U.S. federal, state, local or non-U.S. taxes for periods before and after the Distribution and related matters such as filing of tax returns and conduct with the Internal Revenue Services or otherwise with respect to any tax audit or proceeding. Pursuant to the Tax Matters Agreement, we are required to indemnify Jefferies (and certain related parties) for applicable taxes and losses, resulting from, among other things, our breach of certain covenants and certain taxable gain recognized by such parties in connection with the Distribution. If we are required to indemnify Jefferies and / or certain related parties under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
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
Overseeing Third-Party Risk. Because we are aware of the risks associated with engaging third-party service providers, the Company has implemented processes designed to oversee and manage these risks. It is our policy to review the security assessments and industry-recognized certification compliance of all third-party services prior to engagement, and to maintain ongoing monitoring to ensure continued adherence to our cybersecurity standards. This monitoring includes regular assessments by our Executive Director of Infrastructure and Cybersecurity.
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
Governance
Board of Directors Oversight. The Board has overall responsibility for the oversight of risk management at Vitesse, which includes cybersecurity risks. The Board receives periodic briefings on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities from members of management, who are responsible for overseeing our cybersecurity program. In addition, the Board receives annual briefings from our Executive Director of Infrastructure and Cybersecurity, on our cybersecurity program. Our internal auditor also reports to the Audit Committee on the internal controls and procedures that are implemented to assess and mitigate cybersecurity risk on an as needed basis.
Management’s Role. Our cybersecurity risk assessment and management efforts are led by our Executive Director of Infrastructure and Cybersecurity, who is responsible for implementing and overseeing processes for the monitoring of our information systems. This includes responsibility for the deployment of cybersecurity measures and system audits to identify potential cybersecurity vulnerabilities. Our IT Department, including our Executive Director of Infrastructure and Cybersecurity, reports directly to our CEO. Our Executive Director of Infrastructure and Cybersecurity brings extensive experience in information technology and holds multiple industry certifications, including ISC2 Certified Information Systems Security Professional (CISSP), ISACA Certified Information Security Manager (CISM), and Certified Information Systems Auditor (CISA).
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
For additional information regarding our legal proceedings, refer to Note 11 (“Commitments and Contingencies”) to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “VTS.” The closing price for our common stock on February 27, 2026 was $19.31 per share.
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
The following graph compares the cumulative total stockholder return on our common stock since January 17, 2023 (VTS’s first trading day following the Spin-Off), and the cumulative total returns of Standard & Poor’s 500 Index (“S&P 500”) and the S&P Oil & Gas Exploration & Production Select Industry Index (“S&P O&G E&P”) for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (including reinvestment of all dividends) from January 17, 2023 to December 31, 2025.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Authorized Capital Stock
The Company has authorized 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.
Shares Outstanding
On February 27, 2026, we had 39,776,727 shares of our common stock outstanding, held by approximately 1,119 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.
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
The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	$—	—	$59.8	million
November 1, 2025 to November 30, 2025	—	—	—	59.8	million
December 1, 2025 to December 31, 2025	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

(1) In February 2023, our Board approved a Stock Repurchase Program authorizing the repurchase of up to $60 million of the Company’s common stock.
During 2025, 815,136 restricted stock units of certain executive officers vested with the Company retaining 345,255 of the vested shares to fund employee tax withholding of $9.2 million with the retained shares subsequently retired by the Company. These retained and retired shares are not included in the above table because they do not constitute a repurchase of equity securities.
Dividend Policy
The timing, declaration, amount of and payment of any dividends will be within the discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements or limitations, industry practice, and other factors deemed relevant by our Board. We paid cash dividends of $92.1 million to our equity holders during the year ended December 31, 2025. While we believe that our future cash flows from operations will be able to sustain the ongoing payment of dividends, there can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our stockholders in the future. We have not adopted, and do not expect to adopt, a separate written dividend policy. For factors that could affect our ability to pay dividends, see Part I. Item 1A. Risk Factors, including —Risks Relating to Our Common Stock—Although we expect to continue to pay dividends, we cannot provide assurance that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock and–Risks Relating to Our Indebtedness—Our ability to pay dividends to our stockholders is restricted by requirements under our Revolving Credit Facility.
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
This section generally discusses certain 2025 and 2024 items and certain year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 12, 2025 which is incorporated herein by reference.
Unless otherwise indicated, the financial, reserve and operational information presented does not reflect the Lucero Acquisition for periods prior to March 7, 2025.
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of December 31, 2025, we had a working interest in 6,402 gross (226.1 net) productive wells and 283 gross (6.1 net) wells that were being drilled or completed, and an additional 336 gross (15.9 net) wells that had been permitted for development by us or our operators. In addition, we had a royalty only interest in 1,301 gross (3.2 net) productive wells.
Our financial and operating performance for the year ended December 31, 2025 included the following:
■Paid $92.1 million in dividends to our equity holders.
■Production of 17,444 Boe/d with 65% of production from oil.
■Total revenue of $274.0 million.
■Net income of $25.3 million.
■Cash flows from operations of $170.3 million.
■Invested $127.7 million in capital development and acquisitions.
■Proved reserves of 47.8 MMBoe and $473 million PV-10 value at December 31, 2025, as estimated by our third-party reserve engineers using SEC guidelines.
■Total debt of $124.5 million at December 31, 2025.
See Non-GAAP Financial Information for additional information about PV-10.
On March 7, 2025, we closed the Lucero Acquisition pursuant to which we acquired Lucero in an all-stock transaction. Lucero shareholders received 8,169,368 shares of Vitesse common stock. Lucero is an oil and natural gas operator with assets in the Bakken and Three Forks formations in the Williston Basin area of North Dakota.
Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of us and our operators in conducting operations. During the last several years, prices for oil and natural gas have experienced periodic downturns and sustained volatility, impacted by general economic and political conditions, the conflict between Russia and Ukraine, hostilities in the Middle East, the evolving situation in Venezuela, supply chain constraints, elevated interest rates and costs of capital, and changes in production by OPEC and its key member, Saudi Arabia, and certain other non-OPEC oil-producing countries.
As a result of such commodity price volatility, which we expect to continue throughout 2026, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s planned repurchases (or possible releases) of oil from the strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other oil-producing countries, the imposition of and changes in tariffs and other controls on imports and exports and resulting consequences of such, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty, including a prolonged U.S. government shutdown. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts our decisions and the decision of our operators to drill and extract resources.
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
Commodity derivatives gain (loss), net. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and natural gas. Gain (loss) on commodity derivatives, net is comprised of (1) cash gains and losses we recognize on settled commodity derivatives during the period, and (2) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. For fiscal 2025, general and administrative expenses included non-recurring costs related to the Lucero Acquisition and an offset for reimbursement of past legal expenses as a result of the settlement discussed in Note 11 (“Commitments and Contingencies”) to the Consolidated Financial Statements.
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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the years ended December 31, 2025, 2024 and 2023.
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
The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas. Worldwide supply in terms of output, especially production from properties within the United States, the production quotas set by OPEC and certain other oil-producing countries, the conflict in Ukraine, hostilities in the Middle East, the evolving situation in Venezuela and the strength of the U.S. dollar can adversely impact oil prices.
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

	YEAR ENDED DECEMBER 31,
Average Daily Prices (1)	2025	2024	2023
WTI Oil (per Bbl)	$64.60	$75.69	$77.58
Natural Gas (per MMBtu)	3.52	2.19	2.53

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average calendar 2025 WTI oil price was $64.60 per Bbl or 15% lower than the average WTI price per Bbl in calendar 2024. Our settled derivatives increased our realized oil price per Bbl by $3.81 in calendar 2025 and increased our realized oil price per Bbl by $1.54 in calendar 2024. Our average 2025 realized oil price per Bbl after reflecting settled derivatives was $62.95 compared to $71.48 in 2024. The average calendar 2025 NYMEX natural gas price was $3.52 per MMBtu, or 61% higher than the average NYMEX price per MMBtu in calendar 2024. Our settled derivatives increased our realized gas price per Mcf by $0.10 in calendar 2025. We had no gas price derivatives in place in calendar 2024. Our 2025 realized natural gas price per Mcf after reflecting settled derivatives was $2.31 compared to $1.34 in 2024.

We employ a hedging program that partially mitigates the risk associated with fluctuations in commodity prices. For detailed information on our commodity hedging program, see Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 6 (“Derivative Instruments”) to Consolidated Financial Statements.
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

Results of Operations
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
The following table sets forth selected operating data for the periods indicated.

	YEAR ENDED DECEMBER 31,		INCREASE (DECREASE)
($ in thousands, except per unit data)	2025	2024	AMOUNT	PERCENT
Operating Results:
Revenue
Oil	$244,414	$230,164	$14,250	6%
Natural gas	29,575	11,834	17,741	150%
Total revenue	$273,989	$241,998	$31,991	13%
Operating Expenses
Lease operating expense	$69,535	$47,599	$21,936	46%
Production taxes	23,354	21,500	1,854	9%
General and administrative	24,314	23,510	804	3%
Depletion, depreciation, amortization, and accretion	129,411	100,308	29,103	29%
Equity-based compensation	10,246	8,110	2,136	26%
Interest Expense	$10,205	$9,980	$225	2%
Income Tax Expense	$9,798	$7,672	$2,126	28%
Commodity Derivative Gain (Loss)	$27,930	$(2,348)	$30,278	*
Production Data:
Oil (MBbls)	4,133	3,291	842	26%
Natural gas (MMcf)	13,403	8,809	4,594	52%
Combined volumes (MBoe)	6,367	4,759	1,608	34%
Daily combined volumes (Boe/d)	17,444	13,003	4,441	34%
Average Realized Prices before Hedging:
Oil (per Bbl)	$59.14	$69.94	$(10.80)	(15%)
Natural gas (per Mcf)	2.21	1.34	0.87	65%
Combined (per Boe)	43.03	50.85	(7.82)	(15%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$62.95	$71.48	$(8.53)	(12%)
Natural gas (per Mcf)	2.31	1.34	0.97	72%
Combined (per Boe)	45.72	51.91	(6.19)	(12%)
Average Costs (per Boe):
Lease operating expense	$10.92	$10.00	$0.92	9%
Production taxes	3.67	4.52	(0.85)	(19%)
General and administrative	3.82	4.94	(1.12)	(23%)
Depletion, depreciation, amortization, and accretion	20.33	21.08	(0.75)	(4%)

*Not meaningful

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $274.0 million for the year ended December 31, 2025 from $242.0 million for the year ended December 31, 2024. The increase in oil and natural gas revenue was due to a 34% increase in production volumes, and was partially offset by a 15% decrease in the average realized prices per Boe before hedging for the year ended December 31, 2025. The increase in production volumes increased oil and natural gas revenue by approximately $69.2 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by approximately $37.2 million. The increase in production volumes was in part due to the Lucero Acquisition.

During the year ended December 31, 2025, $3.3 million and $13.6 million of recoupments of oil and gas revenue, respectively, were recognized as part of the settlement discussed in Note 11 (“Commitments and Contingencies”) to the Consolidated Financial Statements. Our oil price differential to the weighted average benchmark price during the year ended December 31, 2025 was negative $5.40 per Bbl, as compared to a negative $5.90 per Bbl during the year ended December 31, 2024, primarily due to the legal settlement increasing the realized price per Bbl in the period, partially offset by less favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the year ended December 31, 2025 was $2.21 per Mcf, representing a 64% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $1.34 per Mcf during the year ended December 31, 2024, representing a 62% realization relative to the weighted average NYMEX natural gas price. The higher realized price was primarily due to the legal settlement increasing the realized price per Mcf in the period. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $10.92 per Boe for the year ended December 31, 2025 from $10.00 per Boe for the year ended December 31, 2024. The increase per Boe for the year ended December 31, 2025 compared with the year ended December 31, 2024 was due in part to a $1.10 per Boe increase in workover costs between periods, driven by the properties from the Lucero Acquisition.
Production Tax Expense. Total production taxes increased to $23.4 million for the year ended December 31, 2025 from $21.5 million for the year ended December 31, 2024. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.5% and 8.9% for the years ended December 31, 2025 and 2024, respectively. The lower production tax rate was driven by the production mix and the relative tax rates on oil and natural gas revenue.
General and Administrative Expense. General and administrative expense increased to $24.3 million for the year ended December 31, 2025 from $23.5 million for the year ended December 31, 2024. During the year ended December 31, 2025, $7.1 million of litigation costs were reimbursed as a result of the settlement discussed in Note 11 (“Commitments and Contingencies”) to the Consolidated Financial Statements. Excluding net litigation costs and Lucero Acquisition transaction costs of $0.9 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively, general and administrative expense on a per Boe basis decreased to $3.68 for the year ended December 31, 2025 from $4.47 for the year ended December 31, 2024. The decrease in per Boe cost is associated with economies of scale on a 34% increase in production between periods and impacts from the Lucero Acquisition.
DD&A. DD&A increased to $129.4 million for the year ended December 31, 2025 compared with $100.3 million for the year ended December 31, 2024. The increase of $29.1 million or 29% was the result of a 34% increase in production and a 4% decrease in the DD&A rate for the year ended December 31, 2025 compared with the year ended December 31, 2024. The increase in production accounted for a $32.7 million increase in DD&A expense while the decrease in the DD&A rate accounted for a $3.6 million decrease in DD&A expense.
For the year ended December 31, 2025, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.16 per Boe compared with $20.92 per Boe for the year ended December 31, 2024. The lower DD&A rate was driven by the properties acquired in the Lucero Acquisition in 2025 and was partially offset by decreased oil and natural gas reserves related to the lower oil and natural gas prices combined with higher operating expenses.
Equity-based Compensation. During the year ended December 31, 2025, equity-based compensation expense increased to $10.2 million from $8.1 million during the year ended December 31, 2024. Equity-based compensation expense was higher in 2025 due to additional LTIP RSUs and PSUs awarded to employees and directors at a higher grant date price.
Interest Expense. Interest expense increased to $10.2 million for the year ended December 31, 2025 from $10.0 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was due to a higher average debt balance during the year ended December 31, 2025 compared to 2024 partially offset by a lower interest rate.
Commodity Derivative Gain (Loss). The net commodity derivative gain was $27.9 million for the year ended December 31, 2025 compared with a loss of $2.3 million for the year ended December 31, 2024. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024
Realized gain on commodity derivatives (1)	$17,116	$5,065
Unrealized gain (loss) on commodity derivatives (1)	10,814	(7,413)
Total commodity derivative gain (loss)	$27,930	$(2,348)

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
In 2025, approximately 61% of our oil volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $15.8 million. In 2025, approximately half of our natural gas volume was covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.4 million. In 2024, approximately 59% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $5.1 million.
At December 31, 2025, all of our derivative contracts were recorded at their fair value, which was a net asset of $14.4 million, an increase of $10.7 million from the $3.7 million net asset recorded as of December 31, 2024. The increase was primarily due to decreases in forward commodity prices since December 31, 2024 relative to prices on our open commodity derivative contracts.
Income Tax Expense. We recorded income tax expense of $9.8 million and $7.7 million for the years ended December 31, 2025 and 2024, respectively, related to federal and state income taxes. The effective tax rates of 27.9% and 26.7% for the years ended December 31, 2025 and 2024, respectively, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, state income taxes and non-amortizable transaction costs.
Liquidity and Capital Resources
Overview. At December 31, 2025 and 2024, we had $1.3 million and $3.0 million of unrestricted cash on hand and $125.5 million and $118.0 million available under the elected commitments in our Revolving Credit Facility, respectively. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand, availability under the Revolving Credit Facility and proceeds from equity or debt offerings and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of accrued revenue, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At December 31, 2025, we had a working capital surplus of $0.9 million, compared to a deficit of $49.4 million at December 31, 2024. Current assets increased by $1.3 million while current liabilities decreased by $49.1 million at December 31, 2025, compared to December 31, 2024. The increase in current assets in 2025 as compared to 2024 was primarily due to an increase of $10.4 million in our commodity derivative instruments due to forward oil price decreases as compared to hedged oil prices, partially offset by a decrease of $9.2 million in accrued revenue driven by improved collections. The decrease in current liabilities in 2025 as compared to 2024 was primarily due to an decrease of $49.1 million in accounts payable and accrued liabilities as a result of decreased development activity.

Cash Flows. Our cash flows for the years ended December 31, 2025 and 2024 are presented below:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024
Cash flows provided by operating activities	$170,349	$155,003
Cash flows used in investing activities	(127,662)	(115,321)
Cash flows used in financing activities	(44,326)	(37,267)
Net change in cash	$(1,639)	$2,415

During the year ended December 31, 2025, we generated $170.3 million of cash from operations, an increase of 10% from the year ended December 31, 2024 driven by a 13% increase in total revenue. Cash flows from operating activities are primarily affected by production volumes, which increased with the Lucero Acquisition, and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 24 months. A minimum level of derivative coverage is required by certain debt covenants. See Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. As of December 31, 2025, for calendar 2026 we had oil swaps covering 1,608,134 Bbls at a weighted average price of $64.52 per Bbl, oil collars covering 66,000 Bbls with a weighted average floor and ceiling of $50.00 per Bbl and $68.80 per Bbl, respectively, natural gas collars covering 4,638,900 MMBtu with a weighted average floor and ceiling of $3.73 per MMBtu and $4.99 per MMBtu, respectively, natural gas basis swaps (Chicago City Gate to Henry Hub) covering the same MMBtu at a weighted average price of ($0.121) per MMBtu, and various natural gas liquid swaps covering 6,410,000 gallons at a weighted average price of $0.67 per gallon. For calendar 2027, we had natural gas collars covering 795,000 MMBtu with a weighted average floor and ceiling of $4.00 per MMBtu and $5.68 per MMBtu, respectively, and basis swaps (Chicago City Gate to Henry Hub) covering the same MMBtu at a weighted average price of $0.300 per MMBtu. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Consolidated Financial Statements.
Cash used in investing activities during the years ended December 31, 2025 and 2024 was $127.7 million and $115.3 million, respectively. Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Development costs for the year ended December 31, 2025 included $11.0 million for completion costs on two wells from the Lucero Acquisition. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisition activities was $6.6 million and $21.1 million during the years ended December 31, 2025 and 2024, respectively.
Cash used in financing activities was $44.3 million and $37.3 million during the years ended December 31, 2025 and 2024, respectively. The cash used in financing activities during the year ended December 31, 2025 was primarily related to $92.1 million in dividends paid and $9.2 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $49.8 million in cash acquired associated with the Lucero Acquisition and $7.5 million of net borrowings under our Revolving Credit Facility. The cash used in financing activities during the year ended December 31, 2024 was primarily related to $63.6 million in dividends paid and $7.5 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $36.0 million of net borrowings under our Revolving Credit Facility.
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
The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of December 31, 2025, the Company’s borrowing base was $295.0 million with an aggregate elected commitment of $250.0 million of which $124.5 million was outstanding. See Note 5 (“Credit Facility”) to the Consolidated Financial Statements for further details regarding the Revolving Credit Facility.
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
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is primarily at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Consolidated Financial Statements for further information on these contracts and their fair values as of December 31, 2025, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $92.1 million during the year ended December 31, 2025. While we believe that our future cash flows from operations will be able to sustain future dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the year ended December 31, 2025 total capital expenditures was $127.7 million, including development expenditures and our acquisition activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
The table below reconciles the pre-tax PV-10 value of our proved reserves at SEC prices as of December 31, 2025 to the Standardized Measure.

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$472,685
Future Income Taxes, Discounted at 10%	(33,709)
Standardized Measure of Discounted Future Net Cash Flows	$438,976

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
Proved Oil and Natural Gas Reserves
The determination of depreciation, depletion and amortization expense as well as impairments that may be recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. Approximately 29% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves, future cash flows from our reserves, and future development of our proved undeveloped reserves. Our proved oil and gas reserve information was computed by applying the average first-day-of-the- month oil and gas price during the 12-month period ended on the balance sheet date.
External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements for the year ended December 31, 2025, which were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.
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
For the years ended December 31, 2025 and 2024 we did not record any impairment expense.
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
A description of our significant accounting policies and fair value measurements is included in Note 2 (“Significant Accounting Policies”) and Note 4 (“Fair Value Measurements”), respectively, to the Consolidated Financial Statements.
Recently Issued or Adopted Accounting Pronouncements
For discussion of recently issued or adopted accounting pronouncements, see Note 2 (“Significant Accounting Policies”) to the Consolidated Financial Statements.
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
We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production. We use natural gas basis swaps to complement our natural gas collars, helping mitigate pricing differences between benchmark settlement methods and the local prices we receive for production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.
The following tables summarize our open commodity derivative contracts as of December 31, 2025:
Crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FIXED PRICE
WTI-NYMEX	Q1 2026	478,791	$65.67
WTI-NYMEX	Q2 2026	449,509	$65.59
WTI-NYMEX	Q3 2026	346,679	$63.04
WTI-NYMEX	Q4 2026	333,155	$62.96

Crude oil collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
WTI-NYMEX	Q3 2026	33,000	$50.00 / $68.80
WTI-NYMEX	Q4 2026	33,000	$50.00 / $68.80

Natural gas collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
Henry Hub-NYMEX	Q1 2026	1,266,700	$3.73 / $5.00
Henry Hub-NYMEX	Q2 2026	1,188,700	$3.73 / $5.00
Henry Hub-NYMEX	Q3 2026	1,120,800	$3.72 / $4.99
Henry Hub-NYMEX	Q4 2026	1,062,700	$3.72 / $4.99
Henry Hub-NYMEX	Q1 2027	795,000	$4.00 / $5.68

Natural gas basis swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FIXED PRICE
Chicago City Gate to Henry Hub	Q1 2026	1,266,700	$(0.121)
Chicago City Gate to Henry Hub	Q2 2026	1,188,700	$(0.121)
Chicago City Gate to Henry Hub	Q3 2026	1,120,800	$(0.121)
Chicago City Gate to Henry Hub	Q4 2026	1,062,700	$(0.121)
Chicago City Gate to Henry Hub	Q1 2027	795,000	$0.300

Natural gas liquids swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Gallons)	WEIGHTED AVERAGE FIXED PRICE
Mont Belvieu Ethane	2026	2,176,000	$0.26
Conway Propane	2026	2,153,000	$0.71
Mont Belvieu Iso-Butane	2026	282,000	$0.90
Mont Belvieu Normal Butane	2026	798,000	$0.86
Mont Belvieu Natural Gasoline	2026	1,001,000	$1.29

See Note 4 (“Fair Value Measurements”) and Note 6 (“Derivative Instruments”) to the Consolidated Financial Statements for further details regarding our commodity derivatives.
Based upon our open commodity derivative positions at December 31, 2025, a hypothetical 10% increase or decrease in the NYMEX WTI strip price would increase or decrease our net commodity derivative position by approximately $9.0 million. A hypothetical 10% change in the Henry Hub-NYMEX strip price, related basis swaps and NGL prices would increase or decrease our net commodity derivative position by approximately $2.0 million.The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $1.2 million increase or decrease in interest expense for the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in this Annual Report as set forth in the “Index to Financial Statements” on page F-1 of this report and is incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, management has concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
On March 7, 2025, we completed the Lucero Acquisition. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2025 excludes an assessment for certain control areas of the internal control over financial reporting of Lucero. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Lucero and its subsidiaries accounted for approximately 21% of our total assets and 15% of our total revenue as of and for the year months ended December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter of 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Our internal control over financial reporting is a process under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, management determined that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Set forth below are the name, age and business experience, as of March 2, 2026, regarding the individuals who are serving as executive officers and directors of Vitesse:

NAME	AGE	POSITION
Robert W. Gerrity	74	Chairman and Chief Executive Officer
Brian J. Cree	62	President
James P. Henderson	60	Chief Financial Officer
Linda Adamany	73	Director
M. Bruce Chernoff	60	Director
Brian P. Friedman	70	Director
Daniel O’Leary	70	Lead Independent Director
Cathleen M. Osborn	73	Director
Gary D. Reaves	46	Director
Randy Stein	72	Director
Joseph S. Steinberg	82	Director
Robert W. Gerrity. Mr. Gerrity has served as a member of our Board since our formation and was elected Chairman in connection with the Spin-Off. Mr. Gerrity was appointed the Chief Executive Officer of Vitesse in August 2022. Mr. Gerrity founded and has served as the Chief Executive Officer of Vitesse Energy, LLC, our Predecessor since its inception in 2014, and also has served as the Chief Executive Officer of Vitesse Oil since 2013. Mr. Gerrity has decades of experience in the energy industry, beginning in Colorado in 1982. Mr. Gerrity invested his own capital in the beginning of what would become Vitesse and has personally participated in over 500 gross wells to date. Mr. Gerrity established and was Chief Executive Officer of Gerrity Oil & Gas Corporation, which was one of the most active operators in the country in the early 1990s. Gerrity Oil & Gas Corporation merged with Snyder Oil’s Wattenberg assets in 1996 to form Patina Oil & Gas Corporation, which eventually merged into Noble Energy, Inc. (now Chevron Corporation (NYSE: CVX)).
Brian J. Cree. Mr. Cree was appointed the President and Chief Operating Officer of Vitesse in August 2022 and continued as President following the Company’s Spin-Off. Mr. Cree has worked in the oil and natural gas industry for over 30 years. In 1987, he joined the predecessor of Gerrity Oil & Gas Corporation and worked closely with Mr. Gerrity for almost nine years to grow and eventually merge Gerrity Oil & Gas Corporation with Patina Oil & Gas Corporation in 1996. While at Gerrity Oil & Gas Corporation, Mr. Cree held various financial and operational roles, including Chief Financial Officer, Senior Vice President of Operations and Chief Operating Officer, and served as a director on its board of directors. Mr. Cree served as Executive Vice President and Chief Operating Officer and as a director of Patina Oil & Gas Corporation from 1996 to 1999, following which time he spent close to ten years as the Chief Financial Officer and/or Chief Operating Officer at various companies focused on oil and gas software, the creation of a molecular memory technology and the use of biotechnology to create sustainable natural gas. Mr. Cree has served as the President of Vitesse Energy since 2014 and the Chief Operating Officer of Vitesse Energy since 2020, and also previously served as the Chief Financial Officer of Vitesse Energy from 2014 to 2020. In addition, Mr. Cree has served as the President of Vitesse Oil since 2013 and the Chief Operating Officer of Vitesse Oil since 2020, and also previously served as the Chief Financial Officer of Vitesse Oil from 2013 to 2020. Mr. Cree served as Vice Chairman of the Colorado Oil and Gas Conservation Commission, a position appointed by the Governor of Colorado, from 1999 through 2007. He received a B.A. in Accounting from the University of Northern Iowa.
James P. Henderson. Mr. Henderson was appointed as the Chief Financial Officer of Vitesse in August 2023. Mr. Henderson has over 30 years of oil and gas experience and most recently served as Executive Vice President Finance and Chief Financial Officer of Whiting Petroleum Corporation (“Whiting”) from September 2020 until the closing of its merger with Oasis Petroleum Inc. (“Oasis”) in July 2022. Prior to joining Whiting, Mr. Henderson served as Executive Vice President and Chief Financial Officer of SRC Energy Inc. from 2015 until the closing of its merger with PDC Energy, Inc. in January 2020. From January 2020 until September 2020 and from July 2022 to August 2023, he was a private investor. Mr. Henderson also served as Executive Vice President and Chief Financial Officer of Kodiak Oil & Gas Corporation (“Kodiak”) until its acquisition by Whiting in 2014. Prior to joining Kodiak, Mr. Henderson held various positions at Aspect Energy, Anadarko Petroleum Corporation, Western Gas Resources, Inc., Apache Corporation and Pennzoil Company. Mr. Henderson has served as a board member of Dynamix Corporation III, a publicly traded special purpose acquisition company, since November 2025. He holds a Bachelor of Business Administration degree in accounting from Texas Tech University and a Master of Business Administration degree in finance from Regis University.

Linda Adamany. Ms. Adamany was elected as a member of our Board in connection with the Spin-Off. Ms. Adamany has been a director of Jefferies since 2014, a director of Jefferies Group, previously Jefferies’ largest subsidiary, from November 2018 until November 1, 2022 (when Jefferies Group merged into Jefferies), and a director of Jefferies International Limited since March 2021. Ms. Adamany is the Senior Independent Director, chairs the Nominating & Corporate Governance Committee, and serves as a member of the Audit and Culture & Community Committees of the Jefferies Board. She also serves as Chair of the Remuneration Committee and a member of the Audit, Risk and Nominations and Corporate Governance Committees of Jefferies International Limited. Ms. Adamany also has served as a director of Coeur Mining Inc. (NYSE: CDE) since March 2013 and is a member of its Compensation and Nominations & Governance Committees and Chair of its Audit Committee, and as a director of BlackRock Institutional Trust Company, N.A. since March 2018, where she is a member of its Audit and Risk Committees. From October 2017 through April 2019, Ms. Adamany served as a director and member of both the Audit Committee and the Safety, Assurance and Business Ethics Committee of Wood plc, a global leader in the delivery of project, engineering and technical services to energy and industrial markets. Prior to that time, from October 2012 until October 2017, Ms. Adamany served as a member of the board of directors of AMEC Foster Wheeler plc, and chaired its Health, Safety, Security, Environment and Ethics Committee and served as a member of its Audit Committee, Nominations and Governance Committee and Compensation Committee. Ms. Adamany also served as a member of the board of directors of National Grid plc from October 2006 until October 2012, where she was a member of the Audit, Environment and Safety, Nominations and Governance and Remuneration Committees. Ms. Adamany’s career reflects 32 years of diverse executive experience in global businesses, including 27 years at BP plc spanning from 1980 to 2007, where she held a variety of leadership roles in both business and functional support areas, including Refining and Marketing, Exploration and Production, Chemicals, Shipping, Supply and Trading, Logistics, Information Technology, Supply Chain Management, Strategy and Human Resources. Ms. Adamany is a C.P.A. and holds a B.S. in Business Administration with a major in Accounting, magna cum laude, from John Carroll University, where she also was the recipient of the Arthur Anderson prize awarded to the top accounting graduate. Other awards include Most Influential Corporate Director (Women’s Inc. 2018) and Top 22 Presidents of U.S. Private Clubs (2017 Boardroom Magazine).
M. Bruce Chernoff. Mr. Chernoff was appointed to our Board in connection with the Lucero Acquisition. Since 1999 he has served as President and director of Caribou Capital Corp., a private investment company. He has also served as a director of Maxim Power Corp., an independent power producer, since March 2005, and served as a director of Lucero Energy Corp. from August 2012 until its acquisition by the Company in March 2025. Mr. Chernoff received a B.Sc. in Chemical Engineering from Queen’s University.
Brian P. Friedman. Mr. Friedman was first elected as a member of our Board in connection with the Spin-Off. Mr. Friedman has served as a director and the President of Jefferies since March 2013, and as a director and executive officer of Jefferies Group from July 2005 until November 1, 2022 (when Jefferies Group merged into Jefferies), as well as Chairman of the Executive Committee of Jefferies Group from 2002 until November 1, 2022. Since 1997, Mr. Friedman also has served as President of Jefferies Capital Partners (formerly, FS Private Investments), a private equity fund management company controlled by Mr. Friedman. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz LLC and its successors, Mr. Friedman was an attorney with Wachtell, Lipton, Rosen & Katz. Mr. Friedman has previously served on a number of boards of private and public portfolio companies and was on the board of Fiesta Restaurant Group (NASDAQ: FRGI) from 2011 through April 2021. Mr. Friedman is also engaged in a range of philanthropic efforts personally and through his family foundation and serves as the Co-Chairman of the board of Strive International, a workforce training effort, and Vice President of the HC Leukemia Foundation. He also serves as the Co-Chair of the Global Diversity Council at Jefferies. Mr. Friedman received a J.D. from Columbia Law School and a B.S. in Economics and M.S. in Accounting from The Wharton School, University of Pennsylvania.
Daniel O’Leary. Mr. O’Leary was elected as a member of our Board in connection with Spin-Off. He has served on the board of Hillman Solutions Corp. (NASDAQ: HLMN) since 2021 and currently serves on its Audit and Nominating, Governance and Environmental and Social Responsibility Committees. Mr. O’Leary has served on the board of Custom Ecology, Inc. since 2021 as its Non-Executive Chairman. Additionally, he served as a director on the board of Sprint Industrial from 2017 to 2019. Mr. O’Leary is an independent consultant who served as President and Chief Executive Officer of Edgen Murray Corporation, a distributor for energy infrastructure components, specialized oil and gas parts and equipment, from 2003 to 2021, and guided a management buyout that grew the company through a series of acquisitions and growth initiatives during that time. He was appointed Chairman of the board of Edgen Murray Corporation in 2006 and served in that role until March 2021. Edgen Murray Corporation completed its initial public offering in May 2012 and was acquired in 2013 by Sumitomo Corporation. Mr. O’Leary has served on various boards within Sumitomo Corporation and its subsidiaries. Mr. O’Leary received a B.S. in Education from Tulsa University.
Cathleen M. Osborn. Ms. Osborn was elected as a member of our Board in connection with the Spin-Off. Ms. Osborn is retired with extensive experience as a corporate attorney for nearly 30 years with legal and M&A related transaction experience in the energy industry. Ms. Osborn served as Executive Vice President, General Counsel and Corporate Secretary of SRC Energy Inc., an oil and gas company, from August 2015 until the company’s merger with PDC Energy, Inc. in 2020. Prior to that, Ms. Osborn was Deputy General Counsel of Whiting

Petroleum Corporation, an oil and gas company, from 2014 to August 2015, and General Counsel of Kodiak Oil & Gas Corporation, an oil and gas company, from 2011 until it merged with Whiting Petroleum Corporation in 2014. Ms. Osborn received her B.A. and J.D. from the University of Denver.
Gary D. Reaves. Mr. Reaves was appointed to our Board in connection with the Lucero Acquisition. Mr. Reaves is a Managing Partner at First Reserve, a leading global private equity firm investing across energy, utility, and industrial markets, which he joined in 2006. Prior to its merger with Vitesse in March 2025, Mr. Reaves served as a director of Lucero Energy Corp since May 2020. He also served as a director of Crestwood Equity Partners LP, from January 2019 through March 2021 and again from September 2022 until its merger with Energy Transfer LP in November 2023. Additionally, Mr. Reaves serves as a director of numerous other private companies associated with his role at First Reserve. Prior to joining First Reserve, Mr. Reaves held roles in the Global Energy Group at UBS Investment Bank and Howard Frazier Barker Elliott, Inc. Mr. Reaves received a B.B.A. from the University of Texas.
Randy Stein. Mr. Stein was elected as a member of our Board in connection with the Spin-Off. Mr. Stein is a self-employed tax, accounting and general business consultant, having retired from PricewaterhouseCoopers LLP in 2000. Mr. Stein was employed for 20 years with PricewaterhouseCoopers LLP, most recently as principal in charge of the Denver, Colorado tax practice. Mr. Stein currently serves on the board, and as President effective March 1, 2026, of Club Oil & Gas Inc., a private company that invests in oil and natural gas and real estate interests. Mr. Stein previously served as a director and Chairman of the Audit Committee of Denbury Resources Inc. from 2005 to 2020, HighPoint Resources Corporation (formerly, Bill Barrett Corporation) from 2004 to 2021 and Westport Resources Inc. from 2000 to 2004, all public oil and gas companies. In addition, Mr. Stein served from 2001 through 2005 as a director of Koala Corporation, a Denver-based public company engaged in the design, production, and marketing of family convenience products. Mr. Stein also was previously employed as an executive director of a Denver-based independent oil and gas company. Mr. Stein received a B.S. in Accounting from Florida State University.
Joseph S. Steinberg. Mr. Steinberg was elected as a member of our Board in connection with the Spin-Off. He has served as a director of Jefferies since December 1978 and as its Chairman since March 2013. Mr. Steinberg has served on the board of Crimson Wine Group, Ltd. since 2013. Previously, Mr. Steinberg served as a director overseeing Jefferies’ investments in HomeFed Corporation, HRG Group, and Spectrum Brands Holdings, Inc., and as a director of Fidelity & Guaranty Life and of Pershing Square Tontine Holdings, Ltd.. Mr. Steinberg received an M.B.A. from Harvard Business School and an A.B. in Government from New York University.
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
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information not otherwise disclosed in this Item 10 and to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

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
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2024, File No. 001-41546
10.6†	Vitesse Energy, Inc. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed January 17, 2023, File No. 001-41546
10.7†*	Vitesse Energy, Inc. Long-Term Incentive Plan (amended and restated as of May 1, 2025)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 6, 2025, File No. 001-41546
10.8†*	Vitesse Energy, Inc. Transitional Equity Award Adjustment Plan*	Incorporated by reference to Exhibit 10.4 to Form 8-K filed January 17, 2023, File No. 001-41546
10.9†	Form of RSU Award Agreement (Executive – Retirement)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.10†	Form of RSU Agreement (Executive – Three Year Vesting)	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546

10.11†	Form of RSU Agreement (Employee – Three Year Vesting)	Incorporated by reference to Exhibit 10.10 to Form 10-K filed March 12, 2025, File No. 001-41546
10.12†	Form of RSU Agreement (Employee – Four Year Vesting)	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10, declared effective January 6, 2023, File No. 001-41546
10.13†	Amended Form of RSU Agreement (Director)	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 4, 2025, File No. 001-41546
10.14†	Form of Performance Stock Unit Grant Notice	Incorporated by reference to Exhibit 10.13 to Form 10-K filed February 26, 2024, File No. 001-41546
10.15*
Limited Consent and Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of March 7, 2025, among Vitesse Energy, Inc., as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2025, File No. 001-41546
19.1	Vitesse Energy Inc. Insider Trading Policy	Filed herewith.
21.1	List of Subsidiaries	Filed herewith.
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of Cawley, Gillespie & Associates	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Furnished herewith.
97.1	Vitesse Energy, Inc. Incentive-Based Compensation Recoupment Policy, adopted as of October 31, 2023.	Incorporated by reference to Exhibit 97.1 to Form 10-K filed February 26, 2024, File No. 001-41456
99.1	Report of Cawley, Gillespie & Associates as of December 31, 2025	Filed herewith.
101.INS	XBRL Instance Document	Formatted as Inline XBRL and contained in Exhibit 101
101.SCH	XBRL Schema Document	Filed herewith.
101.CAL	XBRL Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Label Linkbase Document	Filed herewith.
101.PRE	XBRL Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101

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

Vitesse Energy, Inc.
Date:	March 2, 2026	By:	/s/ Robert W. Gerrity
Name: Robert W. Gerrity
Title: Chairman, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert W. Gerrity	Chairman, Chief Executive Officer	March 2, 2026
Robert W. Gerrity	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	March 2, 2026
James P. Henderson	(Principal Financial and Accounting Officer)

/s/ Linda Adamany	Director	March 2, 2026
Linda Adamany

/s/ M. Bruce Chernoff	Director	March 2, 2026
M. Bruce Chernoff

/s/ Brian P. Friedman	Director	March 2, 2026
Brian P. Friedman

/s/ Daniel O'Leary	Director	March 2, 2026
Daniel O'Leary

/s/ Cathleen M. Osborn	Director	March 2, 2026
Cathleen M. Osborn

/s/ Gary D. Reaves	Director	March 2, 2026
Gary D. Reaves

/s/ Randy Stein	Director	March 2, 2026
Randy Stein

/s/ Joseph S. Steinberg	Director	March 2, 2026
Joseph S. Steinberg

VITESSE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Vitesse Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vitesse Energy, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 2, 2026

We have served as the Company’s auditor since 2021.

VITESSE ENERGY, INC.
Consolidated Balance Sheets

	DECEMBER 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current Assets
Cash	$1,328	$2,967
Accrued revenue	30,620	39,788
Commodity derivatives	14,252	3,842
Prepaid expenses and other current assets	5,967	4,314
Total current assets	52,167	50,911
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,525,890	1,315,566
Less accumulated DD&A and impairment	(691,963)	(563,590)
Total oil and gas properties	833,927	751,976
Other Property and Equipment—Net	123	182
Other Assets
Commodity derivatives	184	284
Other noncurrent assets	6,949	7,540
Total other assets	7,133	7,824
Total assets	$893,350	$810,893
Liabilities and Equity
Current Liabilities
Accounts payable	$11,803	$34,316
Accrued liabilities	39,141	65,714
Commodity derivatives	—	299
Other current liabilities	307	—
Total current liabilities	51,251	100,329
Noncurrent Liabilities
Revolving credit facility	124,500	117,000
Deferred tax liability	67,493	72,001
Asset retirement obligations	14,022	9,652
Commodity derivatives	46	94
Other noncurrent liabilities	6,721	11,483
Total liabilities	264,033	310,559
Commitments and contingencies (Note 11)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 40,615,302 and 32,650,889 shares issued at December 31, 2025 and 2024, respectively	406	326
Additional paid-in capital	630,961	505,133
Accumulated deficit	(2,050)	(5,125)
Total equity	629,317	500,334
Total liabilities and equity	$893,350	$810,893

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Consolidated Statements of Operations

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except share and per share data)	2025	2024	2023
Revenue
Oil	$244,414	$230,164	$218,396
Natural gas	29,575	11,834	15,509
Total revenue	273,989	241,998	233,905
Operating Expenses
Lease operating expense	69,535	47,599	39,514
Production taxes	23,354	21,500	21,625
General and administrative	24,314	23,510	23,934
Depletion, depreciation, amortization, and accretion	129,411	100,308	81,745
Equity-based compensation	10,246	8,110	32,233
Total operating expenses	256,860	201,027	199,051
Operating Income	17,129	40,971	34,854
Other (Expense) Income
Commodity derivative gain (loss), net	27,930	(2,348)	12,484
Interest expense	(10,205)	(9,980)	(5,276)
Other income	221	89	140
Total other (expense) income	17,946	(12,239)	7,348

Income Before Income Taxes	$35,075	$28,732	$42,202

(Provision for) Benefit from Income Taxes	(9,798)	(7,672)	(61,946)

Net Income (Loss)	$25,277	$21,060	$(19,744)
Net income attributable to Predecessor common unit holders	—	—	1,832
Net Income (Loss) Attributable to Vitesse Energy, Inc.	$25,277	$21,060	$(21,576)

Weighted average common shares – basic	37,645,048	30,040,035	29,556,967
Weighted average common shares – diluted	39,552,804	32,908,225	29,556,967
Net income (loss) per common share – basic	$0.67	$0.70	$(0.73)
Net income (loss) per common share – diluted	$0.64	$0.64	$(0.73)

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Consolidated Statements of Equity

	Common Stock		Preferred Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Predecessor Members' Equity	Accumulated Deficit	Total Equity
Balance—January 1, 2023	—	$—	—	$—	$—	$564,423	$—	564,423
Net income (loss)	—	—	—	—	—	1,832	(21,576)	(19,744)
Issuance of common stock in exchange for Vitesse Energy, LLC	25,914,891	259	—	—	565,996	(566,255)	—	—
Issuance of common stock in exchange for Non-Founder MIU's	163,544	2	—	—	4,557	—	—	4,559
Acquisition of Vitesse Oil, LLC	2,120,312	21	—	—	30,607	—	—	30,628
Issuance of restricted stock units, net of forfeitures	3,152,247	32	—	—	(152)	—	—	(121)
Issuance of Transitional Plan awards	1,475,613	15	—	—	(15)	—	—	—
Equity-based compensation	—	—	—	—	32,535	—	—	32,535
Common stock dividends declared ($2.00 per share)	—	—	—	—	(65,626)	—	—	(65,626)
Repurchase of common stock	(14,600)	—	—	—	(248)	—	—	(248)
Balance—December 31, 2023	32,812,007	$328	—	$—	$567,654	$—	$(21,576)	$546,406
Net income	—	—	—	—	—	—	21,060	21,060
Issuance of restricted stock units, net of forfeitures	192,951	2	—	—	(45)	—	—	(43)
Equity-based compensation	—	—	—	—	8,263	—	—	8,263
Common stock dividends declared ($2.075 per share)	—	—	—	—	(63,254)	—	(4,609)	(67,863)
Stock exchanged for tax withholding and retired	(354,069)	(4)	—	—	(7,485)	—	—	(7,489)
Balance—December 31, 2024	32,650,889	$326	—	$—	$505,133	$—	$(5,125)	$500,334
Net income	—	—	—	—	—	—	25,277	25,277
Issuance of common stock to acquire Lucero	8,169,839	82	—	—	194,197	—	—	194,279
Issuance of restricted stock units, net of forfeitures	139,829	1	—	—	(102)	—	—	(101)
Equity-based compensation	—	—	—	—	10,517	—	—	10,517
Common stock dividends declared ($2.25 per share)	—	—	—	—	(69,630)	—	(22,202)	(91,832)
Stock exchanged for tax withholding and retired	(345,255)	(3)	—	—	(9,154)	—	—	(9,157)
Balance—December 31, 2025	40,615,302	$406	—	$—	$630,961	$—	$(2,050)	$629,317

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$25,277	$21,060	$(19,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	129,411	100,308	81,745
Unrealized (gain) loss on derivative instruments	(10,814)	7,413	(11,318)
Equity-based compensation	10,246	8,110	32,233
Deferred income taxes	9,798	7,672	61,946
Amortization of debt issuance costs	860	792	655
Changes in operating assets and liabilities that provided (used) cash:
Accrued revenue	14,065	5,127	(810)
Prepaid expenses and other current assets	(350)	(1,448)	(1,860)
Accounts payable	(4,911)	2,710	2,407
Accrued liabilities	(3,589)	2,861	(3,308)
Other	356	398	(4)
Net cash provided by operating activities	170,349	155,003	141,942
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(6,613)	(21,132)	(35,654)
Development of oil and gas properties	(121,041)	(94,116)	(84,832)
Purchase of property and equipment	(8)	(73)	(180)
Net cash used in Investing Activities	(127,662)	(115,321)	(120,666)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	73,000	57,500	59,000
Repayments of revolving credit facility	(65,500)	(21,500)	(26,000)
Repayments of Vitesse Oil revolving credit facility	—	—	(5,000)
Dividends paid	(92,133)	(63,560)	(57,999)
Cash acquired associated with the Lucero Acquisition	49,846	—	—
Repurchases of common stock	—	—	(248)
Stock exchanged for tax withholding	(9,158)	(7,489)	—
Debt issuance costs	(381)	(2,218)	(484)
Net cash used in Financing Activities	(44,326)	(37,267)	(30,731)
Net change in cash	(1,639)	2,415	(9,455)
Cash—Beginning of year	2,967	552	10,007
Cash—End of year	1,328	$2,967	$552
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,350	$9,043	$4,734
Cash paid for federal income taxes	—	—	1,130
Cash paid for state income taxes:
North Dakota	—	—	142
Other	—	—	20
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$25,442	$77,653	$46,338
Asset retirement obligations capitalized to oil and gas properties	3,398	626	951
Issuance of common stock to acquire Lucero	194,279	—	—
Issuance of common stock to acquire Vitesse Oil	—	—	30,628

See notes to consolidated financial statements

VITESSE ENERGY, INC.
Notes to the Consolidated Financial Statements
Note 1—Nature of Business
Vitesse Energy, Inc. (“Vitesse” or the “Company”) was incorporated under the General Corporation Law of the State of Delaware on August 5, 2022 as a wholly owned subsidiary of an affiliate of Jefferies Financial Group Inc. (“JFG”) for the purpose of effecting the Spin-Off of Vitesse Energy, LLC (the “Predecessor”) by JFG. On January 13, 2023, JFG completed the legal and structural separation of the Predecessor from JFG. JFG distributed the Vitesse outstanding common stock held by each to their respective shareholders, and Vitesse became an independent, publicly traded company. The Company’s common stock began trading on the New York Stock Exchange on January 17, 2023 under the symbol “VTS.”
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
Depletion, depreciation, and amortization (“DD&A”) and the evaluation of proved oil and gas properties for impairment are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, which includes lack of control over future development plans as a non-operator. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. In addition, significant estimates include, but are not limited to, estimates relating to certain oil and natural gas revenues and expenses, fair value of assets acquired and liabilities assumed in business combinations, valuation of share-based compensation, and valuation of commodity derivative instruments. Further, these estimates and other factors, including those outside of the Company’s control, such as the impact of lower commodity prices, may have a significant adverse impact to the Company’s business, financial condition, results of operations and cash flows.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. As of the consolidated balance sheet date and periodically throughout the year, balances of cash exceeded the federally insured limit. As of December 31, 2025 and 2024 the Company held no cash equivalents.

Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the years ended December 31, 2025, 2024 and 2023, the Company recorded depletion expense of $128.4 million, $99.6 million and $81.1 million, respectively. The Company’s depletion rate per BOE for the years ended December 31, 2025, 2024 and 2023 was $20.16, $20.92 and $18.68, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future estimated commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the years ended December 31, 2025, 2024 and 2023.
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
Revenue Recognition
The majority of the Company’s revenue is derived from the sale of produced oil and natural gas from wells in which the Company holds non-operated revenue or royalty interests. For non-operated properties, the Company’s proportionate share of production is marketed at the discretion of the operators under contracts negotiated between the operators and customers. Non-operated revenues are recognized during the month in which production occurs, control of the product transfers to the customer, and it is probable that the Company will collect the consideration to which it is entitled. Due to the nature of non-operated properties, statements and payments from operators may not be received for one to six months after the date production is delivered to customers. As such, at the end of each month, the Company estimates the amount of production delivered and sold as well as the pricing based on operator-provided production reports, market indices, and estimated quality and transportation differentials. This estimated revenue is recorded in the reporting period in which the performance obligation was satisfied. Once the final statements and payments are received, differences between estimated revenues and actual amounts received are recognized in the month of receipt. Historically, these differences have not been significant.
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
For the properties operated by the Company, oil and natural gas revenues are recognized through contracts with customers during the month in which control of the product transfers, typically at the point of delivery when the risk of loss and title pass from the Company to the customer, and it is probable that the Company will collect the consideration to which it is entitled. The Company sells the majority of its operated production soon after it is produced at various locations, and, as a result, the Company maintains a minimum amount of product inventory in storage. Revenue from operated properties is recorded in the month that production is delivered to the customer. However, settlement statements and payments are typically not received for 20 to 45 days after the date production is delivered. Consequently, the Company estimates the volume of production delivered and the price that will be received for the sale of the product using knowledge of its properties, the properties’ historical performance, spot market prices, and other relevant factors. Differences between estimated and actual revenues are adjusted upon receipt of payment, typically in the following reporting period. Historically, these differences have not been significant. Revenue recognized related to performance obligations satisfied in prior reporting periods was not significant for the periods presented.
Concentrations of Credit Risk
For the years ended December 31, 2025, 2024 and 2023, five, four and three operators accounted for 67 percent, 64 percent and 49 percent, respectively, of oil and natural gas revenue. As of December 31, 2025 and 2024, three and four operators accounted for 50 percent and 71 percent, respectively, of oil and natural gas accrued revenue. The Company’s non-operated oil and natural gas revenue is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
For operated properties during the year ended December 31, 2025, one purchaser accounted for over 90 percent of the Company’s operated sales. The Company believes that the loss of a purchaser would not have a material adverse effect on the Company’s operations, as there are a number of alternative purchasers in the region.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2025 and 2024.
Derivative Financial Instruments
The Company enters into derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts may take the form of swaps, puts, calls, or collars. Cash settlements from the Company’s commodity price risk management activities are recorded in the month the contracts mature. Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to Commodity derivative gain (loss), net in the consolidated statements of operations.
GAAP requires recognition of all derivative instruments in the consolidated balance sheets as either assets or liabilities measured at fair value. Subsequent changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has elected to not designate any derivative instruments as accounting hedges, and therefore reflects all commodity derivative instruments changes in fair value in earnings. Amounts associated with deferred premiums on derivative instruments are recorded as a component of the derivatives’ fair values. See Note 6 (“Derivative Instruments”).

New Accounting Pronouncements
In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The guidance was applied on a retrospective basis. The adoption of the new guidance as of December 31, 2025 did not have a material impact on the Company’s financial statements and related disclosures.
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

Note 3—Oil and Gas Properties
Asset Acquisitions
During the years ended December 31, 2025, 2024 and 2023, the Company purchased a number of proved oil and gas properties and proved leaseholds for an aggregate purchase price of $6.6 million, $21.1 million, and $35.7 million, respectively. In addition, as part of the Spin-Off during the year ended December 31, 2023, $35.6 million of oil and gas properties and $5.0 million of net liabilities of Vitesse Oil were contributed in exchange for 2,120,312 shares of common stock of the Company for total consideration of $30.6 million.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the years ended December 31, 2025, 2024 and 2023 were immaterial.
Lucero Acquisition
On March 7, 2025, the Company closed the Lucero Acquisition and issued 8,169,839 shares of common stock to Lucero shareholders. Based on the purchase price allocation, the Company recorded the assets acquired and liabilities assumed at their estimated fair value on March 7, 2025. Determining the fair value of the assets and liabilities of Lucero requires judgment and certain assumptions to be made. See Note 4 (“Fair Value Measurements”) for additional information.
The Company used the acquisition method of accounting for this business combination. The tables below present the total consideration transferred and its allocation to the estimated fair value of identifiable assets acquired and liabilities assumed as of the acquisition date of March 7, 2025.

(in thousands except share and per share amounts)
Common stock issued to acquire Lucero	8,169,839
Vitesse closing stock price on March 6, 2025	$23.78
Arrangement consideration	$194,279

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$49,846
Accrued revenue	4,897
Prepaid expenses and other current assets	1,296
Proved oil and gas properties	134,563
Deferred tax asset	14,306
Other noncurrent assets	160
Total assets acquired	$205,068
Liabilities Assumed
Accounts payable	$408
Accrued liabilities	7,148
Commodity derivatives	158
Asset retirement obligations	3,075
Total liabilities assumed	$10,789

Net Assets Acquired	$194,279

Adjustments to the preliminary purchase price allocation, include a $15.8 million decrease to proved oil and gas properties, a $14.3 million increase to the deferred tax asset, and a $1.5 million decrease to accrued liabilities. The decrease to proved oil and gas properties had a corresponding decrease to depletion, depreciation, amortization, and accretion expense.
Post-closing operating results
The results of operations of Lucero have been included in the Company’s consolidated financial statements since the closing of the Lucero Acquisition on March 7, 2025. The total revenue and loss before income taxes attributable to Lucero included in the consolidated statements of operations are as follows:

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025
Total revenue	$41,208
Loss before income taxes	(276)

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

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024
Total revenue	$285,717	$346,294
Income before income taxes	39,580	50,184

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
Recurring Fair Value Measurements
As of December 31, 2025, the Company’s derivative financial instruments are composed of commodity swaps and collars. The fair value of the swap and collar agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy. See Note 6 (“Derivative Instruments”).
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
Asset Retirement Obligations
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
Note 5—Credit Facility
In connection with the Spin-Off in January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on October 22, 2028. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500.0 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of December 31, 2024 the Company’s borrowing base was $245.0 million with an aggregate elected commitment of $235.0 million of which $117.0 million was outstanding. In conjunction with the closing of the Lucero Acquisition on March 7, 2025, the borrowing base was redetermined at $315 million with an aggregate elected commitment of $250.0 million. As of December 31, 2025 the Company’s borrowing base was $295.0 million with an aggregate elected commitment of $250.0 million of which $124.5 million was outstanding
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of December 31, 2025 and 2024, the interest rate on the outstanding balance under the Revolving Credit Facility was 6.75% and 7.21%, respectively.
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
Under the Revolving Credit Facility, the Company is permitted to make cash distributions without limit to our equity holders if (i) no event of default or borrowing base deficiency (i.e., outstanding debt (including loans and letters of credit) exceeds the borrowing base) then exists or would result from such distribution and (ii) after giving effect to such distribution, (a) total outstanding credit usage does not exceed 80% of the least of (the following collectively referred to as “Commitments”): (1) $500.0 million (2) then-effective borrowing base, and (3) the then-effective aggregate elected commitments and (b) as of the date of such distribution, the EBITDAX Ratio, as defined under the Revolving Credit Facility, does not exceed 1.50 to 1.00. If the EBITDAX Ratio exceeds 1.50 to 1.00, but does not exceed 2.25 to 1.00, and if total outstanding credit usage does not exceed 80% of the Commitments, the Company may make distributions if free cash flow (as defined under the Revolving Credit Facility) is greater than $0 and the Company has delivered a certificate to lenders attesting to the foregoing.
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The Revolving Credit Facility also contains covenants that require that the Company enter into swap agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at December 31, 2025.
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
The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of December 31, 2025, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$14,252	$—	$14,252
Noncurrent derivative assets	184	—	184
Total	$14,436	$—	$14,436
Commodity derivative liabilities:
Current derivative liabilities	$—	$—	$—
Noncurrent derivative liabilities	46	—	46
Total	$46	$—	$46

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of December 31, 2024, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$5,304	$(1,462)	$3,842
Noncurrent derivative assets	284	—	284
Total	$5,588	$(1,462)	$4,126
Commodity derivative liabilities:
Current derivative liabilities	$1,761	$(1,462)	$299
Noncurrent derivative liabilities	94	—	94
Total	$1,855	$(1,462)	$393

As of December 31, 2025, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FIXED PRICE
WTI-NYMEX	Q1 2026	478,791	$65.67
WTI-NYMEX	Q2 2026	449,509	$65.59
WTI-NYMEX	Q3 2026	346,679	$63.04
WTI-NYMEX	Q4 2026	333,155	$62.96

As of December 31, 2025, the Company had the following crude oil collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
WTI-NYMEX	Q3 2026	33,000	$50.00 / $68.80
WTI-NYMEX	Q4 2026	33,000	$50.00 / $68.80

As of December 31, 2025, the Company had the following natural gas collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
Henry Hub-NYMEX	Q1 2026	1,266,700	$3.73 / $5.00
Henry Hub-NYMEX	Q2 2026	1,188,700	$3.73 / $5.00
Henry Hub-NYMEX	Q3 2026	1,120,800	$3.72 / $4.99
Henry Hub-NYMEX	Q4 2026	1,062,700	$3.72 / $4.99
Henry Hub-NYMEX	Q1 2027	795,000	$4.00 / $5.68

As of December 31, 2025, the Company had the following natural gas basis swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMbtu)	WEIGHTED AVERAGE FIXED PRICE
Chicago City Gate to Henry Hub	Q1 2026	1,266,700	$(0.121)
Chicago City Gate to Henry Hub	Q2 2026	1,188,700	$(0.121)
Chicago City Gate to Henry Hub	Q3 2026	1,120,800	$(0.121)
Chicago City Gate to Henry Hub	Q4 2026	1,062,700	$(0.121)
Chicago City Gate to Henry Hub	Q1 2027	795,000	$0.300

As of December 31, 2025, the Company had the following natural gas liquids swaps (presented annually due to lesser significance):

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Gallons)	WEIGHTED AVERAGE FIXED PRICE
Mont Belvieu Ethane	2026	2,176,000	$0.26
Conway Propane	2026	2,153,000	$0.71
Mont Belvieu Iso-Butane	2026	282,000	$0.90
Mont Belvieu Normal Butane	2026	798,000	$0.86
Mont Belvieu Natural Gasoline	2026	1,001,000	$1.29

Due to the volatility of oil, natural gas and natural gas liquids prices, the estimated fair values of the Company’s commodity derivative instruments are subject to significant fluctuations from period to period.
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
Note 7—Accrued Liabilities
Accrued liabilities as of December 31, 2025 and 2024 are summarized as follows:

	DECEMBER 31,
(in thousands)	2025	2024
Accrued capital expenditures	$16,000	$50,200
Accrued lease operating expenses, net	7,164	4,224
Accrued compensation	4,014	3,563
Accrued dividends	9,011	4,943
Accrued revenue payable	1,540	—
Other accrued liabilities	1,412	2,784
Total	$39,141	$65,714

Note 8—Asset Retirement Obligations
A rollforward of AROs for the years ended December 31, 2025 and 2024 are presented below.

	DECEMBER 31,
(in thousands)	2025	2024
Balance—Beginning of period	$9,652	$8,353
Liabilities incurred	3,398	626
Accretion expense	972	673
Revisions	—	—
Balance—End of year	$14,022	$9,652

Note 9—Related Party Transactions
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During each of the years ended December 31, 2025, 2024, and 2023, the Company recorded its net share of fees from JETX of approximately $2.7 million, which is classified as a reduction to general and administrative expenses in the accompanying consolidated statements of operations.
During the year ended December 31, 2025, the Company paid approximately $2.5 million of transaction costs to a related party in connection with the Lucero Acquisition (see Note 3 (“Oil and Gas Properties”)).
Note 10—Leases
The Company is obligated under noncancelable leases primarily for facilities. Total expense under operating leases was $1.1 million, $0.6 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets.
The Company’s lease agreements do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at the lease commencement date, including the current rate on our collateralized revolving credit agreement, for the purpose of determining the present value of lease payments. The right-of-use assets of $4.1 million and $4.4 million as of December 31, 2025 and 2024, respectively, are recorded within Other noncurrent assets in the consolidated balance sheets. The related lease obligations of $4.8 million and $4.8 million as of December 31, 2025 and 2024, respectively, are recorded within Other noncurrent liabilities and Other current liabilities in the consolidated balance sheets.
As of December 31, 2025, maturities of the Company’s lease liabilities were as follows:

(in thousands)
2026	$703
2027	717
2028	731
2029	746
2030	761
Thereafter	3,406
Total future lease payments	7,064
Less: Imputed interest	2,224
Present value of future lease payments	$4,840

As of December 31, 2025, the Company’s operating leases have weighted-average remaining lease terms and discount rates of 9.3 years and 8.4%, respectively.

Note 11—Commitments and Contingencies
Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, management of the Company was unaware of any material legal proceedings against the Company. The Company maintains insurance to cover certain actions.
As previously disclosed, the Company was the plaintiff in an ongoing dispute in state court in North Dakota with one of its operators related to post-production revenue deductions. Effective as of May 28, 2025, the Company resolved this pending litigation in North Dakota with Hess. As part of the settlement, during the year ended December 31, 2025, the Company received a one-time cash payment of $24 million. The settlement resolved claims for recoupment of revenue deductions and reimbursement of legal expenses. The Company recorded the payment as follows in the consolidated statements of operations: a $3.3 million increase to oil revenue, a $13.6 million increase to gas revenue and a $7.1 million reduction to general and administrative expenses for reimbursed legal costs.
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
Common Stock
During the year ended December 31, 2025 the following transactions related to our common stock occurred:
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
On February 25, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend for the Company’s common stock of $0.4375 per share for stockholders of record as of March 16, 2026, which will be paid on March 31, 2026.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. The LTIP was amended and restated in May 2025 to increase the number of shares available to be awarded by 580,500 shares to 4,540,500 shares. As of December 31, 2025, there were 854,787 shares available to be granted.
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

The following is a summary of RSU activity during the years ended December 31, 2025 and 2024:

	Shares of restricted stock unit awards	Weighted-average price on date of grant
Outstanding at January 1, 2024	3,152,247	$14.99
Granted	250,427	22.96
Vested	(901,998)	15.25
Forfeited	(50,000)	14.40
Outstanding at December 31, 2024	2,450,676	15.72
Granted	215,829	24.60
Vested	(1,189,718)	15.46
Forfeited	(76,000)	22.26
Outstanding at December 31, 2025	1,400,787	$16.95

During the years ended December 31, 2025 and 2024, the Company recognized $8.8 million and $7.4 million of equity-based compensation expense relating to these restricted stock units, respectively.
As of December 31, 2025, there is $7.4 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through February 2028, over a weighted-average period of 1.38 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024	March 5, 2025
Forecast period (years)	2.85	2.82
Risk-free rates	4.4%	3.9%
Expected equity volatility	55%	47%
Stock price on grant date	$21.48	$23.88
Grant date fair value	$22.02	$23.54

The following is a summary of PSU activity during the year ended December 31, 2025 and 2024:

	Shares of performance stock unit awards (at target)	Weighted-average price on date of grant
Outstanding at January 1, 2024	—	$—
Granted	104,104	22.02
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	104,104	22.02
Granted	89,106	23.54
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2025	193,210	$22.72

During the years ended December 31, 2025 and 2024, the Company recognized $1.4 million and $0.7 million of equity-based compensation expense relating to these performance stock units, respectively.
As of December 31, 2025, there is $2.3 million of unrecognized equity-based compensation expense related to unvested performance stock unit awards. The cost is expected to be recognized through December 2027, over a weighted-average period of 1.65 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the years ended December 31, 2025 and 2024. The intrinsic option value of the options was $4.7 million at December 31, 2025 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at December 31, 2025 none have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the years ended December 31, 2025 and 2024, 86,103 and 115,726 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively. During the year ended December 31, 2024, 7,476 restricted stock units were forfeited.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the years ended December 31, 2025 and 2024, 17,262 and 57,580 restricted stock awards were released as common stock.
As of December 31, 2025, Transitional Plan Restricted Units and Transitional Plan Restricted Awards are scheduled to be released as follows:

Year	Restricted stock units	Restricted stock awards	Total
2026	323,138	48,619	371,757
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
2030	2,791	—	2,791
Thereafter	13,949	—	13,949
Total	455,797	155,669	611,466

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

The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2025	2024	2023
Numerator for earnings per common share:
Net income (loss) attributable to Vitesse Energy, Inc.	$25,277	$21,060	$(21,576)
Allocation of earnings to participating securities(1)	—	—	—
Net income (loss) attributable to common shareholders	$25,277	$21,060	$(21,576)
Adjustment to allocation of earnings to participating securities related to diluted shares	—	—	—
Net income (loss) attributable to common shareholders for diluted EPS	$25,277	$21,060	$(21,576)

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	37,144,987	29,484,432	28,741,995
Weighted average Transitional Share RSUs outstanding	500,061	555,603	814,972
Denominator for basic earnings per common share	37,645,048	30,040,035	29,556,967
LTIP RSUs	1,476,087	2,454,022	—
LTIP PSUs	113,524	33,617	—
Transitional Share options	280,926	286,881	—
Transitional Share RSUs with remaining performance/service obligation	37,219	93,670	—
Denominator for diluted earnings per common share	39,552,804	32,908,225	29,556,967

Net income (loss) per common share:
Basic	$0.67	$0.70	$(0.73)
Diluted	$0.64	$0.64	$(0.73)

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	—	—	3,143,715
Transitional Share options	—	—	270,181
Transitional Share RSUs with remaining performance/service obligation	—	—	103,653

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

Note 13—Income Taxes
Prior to the Spin Off, Vitesse Energy and Vitesse Oil have been treated as a partnership for U.S. federal applicable state and local income tax purposes. As partnerships, Vitesse Energy and Vitesse Oil were not subject to U.S. federal and certain state and local income taxes, and any taxable income or loss generated by Vitesse Energy and Vitesse Oil was passed through to and included in the taxable income or loss of its members. Following the Spin-Off, the Company is now subject to U.S. federal and applicable state and local income taxes for taxable income or loss.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded a federal and state tax deferred expense of $9.8 million, $7.7 million and $61.9 million, respectively. In January 2023 the Predecessor was contributed into Vitesse resulting in a change in tax status and the recording of $44.1 million federal and state deferred tax expense. In addition, a $2.4 million deferred tax liability was recorded in 2023 related to the acquisition of Vitesse Oil.

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024	2023
Income before income taxes:
United States	$35,393	$28,732	$42,202
Foreign	(318)	—	—
Total income before income taxes	$35,075	$28,732	$42,202

Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024	2023
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Total current income tax benefit (expense)	$—	$—	$—

Deferred taxes:
Federal	$(8,933)	$(7,110)	$(55,687)
State	(865)	(562)	(6,259)
Total deferred income tax benefit (expense)	$(9,798)	$(7,672)	$(61,946)

Total income tax benefit (expense)	$(9,798)	$(7,672)	$(61,946)

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21% for the years ended December 31, 2025, 2024 and 2023 to the income tax expense from continuing operations provided for the periods presented, is as follows:

	FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at the federal statutory rate	$(7,366)	21.0%	$(6,034)	21.0%	$(8,862)	21.0%
State income taxes benefit (expense) - net of federal income tax benefits (1)	(865)	2.5%	(562)	2.0%	(1,801)	4.3%
Foreign Tax Effects:
Canada:
Statutory tax rate difference and other	14	—%	—	—%	—	—%
Change in valuation allowance	(81)	0.2%	—	—%	—	—%
Nontaxable or nondeductible items:
GAAP and tax differences of Predecessor	—	—%	—	—%	(44,118)	104.5%
Non-deductible stock based compensation	(451)	1.3%	(1,048)	3.6%	(6,148)	14.6%
Nonamortizable transaction costs	(1,080)	3.1%	—	—%	—	—%
Other	31	(0.1)%	(28)	0.1%	(1,017)	2.4%
Effective tax rate	$(9,798)	27.9%	$(7,672)	26.7%	$(61,946)	146.8%

(1) The majority of state income tax expense results from North Dakota

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024
Deferred tax assets:
Asset retirement obligations	$3,261	$2,247
Net operating loss	22,140	8,067
Interest expense	—	2,892
Equity-based compensation	879	1,120
Accrued compensation	906	810
Lease liability	1,189	1,107
Other assets	125	1,382
Total deferred tax assets	$28,500	$17,625

Deferred tax liabilities:
Oil and gas properties	$(91,423)	$(87,743)
Derivatives	(3,346)	(869)
Right-of-use assets	$(1,013)	$(1,014)
Total deferred tax liabilities	$(95,782)	$(89,626)

Valuation Allowance	$(211)	$—

Total deferred tax (liability) asset	$(67,493)	$(72,001)

As of December 31, 2025, the Company had $95.7 million and $55.9 million of U.S. federal and state net operating loss carryovers, respectively. Of these amounts, $57.4 million of U.S. federal net operating loss carryovers acquired in connection with the Lucero Acquisition are subject to an IRC §382 annual limitation amount of $7.1 million. In addition, acquired Lucero state net operating losses of $30.2 million are subject to separate return year limitations. U.S. federal net operating loss carryforwards incurred prior to January 1, 2018 of $45.2 million will begin to expire in 2033. U.S. federal net operating loss carryforwards incurred after December 31, 2017 of $50.5 million have no expiration and can only be used to offset 80% of taxable income when utilized. As of December 31, 2024, the Company had $34.6 million and $23.2 million of U.S. federal and state net operating loss carryovers, respectively.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. Based on when the Company expects existing taxable differences to be realized, management determined that sufficient positive evidence exists as of December 31, 2025 to conclude that it is more-likely-than-not that all of its deferred tax assets will be realized with the exception of those in the Canadian jurisdiction. Of the existing valuation allowance, $0.1 million was recorded as part of the Lucero Acquisition.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other taxing authority. As of December 31, 2025 and 2024, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.
As of December 31, 2025, the Company has no tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2022 through 2025 and Colorado state taxes for the additional 2021 tax year.

Note 14—Subsequent Events
On March 1, 2026, the Company entered into a definitive agreement to acquire assets, including over 6,000 net acres in Campbell and Converse Counties, WY, for $35 million of Vitesse common stock, subject to customary closing adjustments.
Other than the above disclosure or other subsequent events disclosed elsewhere in the notes to the financial statements, there were no material subsequent events.

Supplemental Oil and Gas Information (Unaudited)

Oil and Natural Gas Exploration and Production Activities
Oil and natural gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for any contractual provisions. Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include ad valorem and severance taxes. Depletion of crude oil and natural gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities. Results of operations do not include interest expense and general corporate amounts. The results of operations for the Company’s crude oil and natural gas production activities are provided in the Company’s related consolidated statements of operations. Capitalized costs relating the Company’s oil and natural gas producing activities as of December 31, 2025 and 2024 are provided in the Company’s consolidated balance sheets.
Costs Incurred
The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	FOR THE YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024	2023
Costs Incurred for the Year:
Proved Property Acquisition and Other	$141,177	$14,509	$78,058
Development	69,147	132,679	104,569
Total	$210,324	$147,188	$182,627

Oil and Natural Gas Reserve Data
The following tables present the Company’s net proved crude oil and natural gas reserves as prepared by our third-party independent reserve engineers, Cawley, and include changes as estimated by the Company’s engineering staff. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	OIL (MBbl)	NATURAL GAS (MMcf)	MBoe
Proved Developed and Undeveloped Reserves at December 31, 2022	30,445	80,114	43,797
Revisions of Previous Estimates	(5,735)	(7,027)	(6,906)
Extensions, Discoveries and Other Additions	3,141	5,826	4,112
Acquisition of Reserves	2,860	6,429	3,932
Production	(2,968)	(8,232)	(4,340)
Proved Developed and Undeveloped Reserves at December 31, 2023	27,743	77,110	40,595
Revisions of Previous Estimates	(3,265)	(3,775)	(3,894)
Extensions, Discoveries and Other Additions	5,213	9,663	6,823
Acquisition of Reserves	955	3,375	1,518
Production	(3,291)	(8,809)	(4,759)
Proved Developed and Undeveloped Reserves at December 31, 2024	27,355	77,564	40,283
Revisions of Previous Estimates	(6,568)	(7,793)	(7,868)
Extensions, Discoveries and Other Additions	3,364	5,430	4,269
Acquisition of Reserves	10,606	41,261	17,483
Production	(4,133)	(13,403)	(6,367)
Proved Developed and Undeveloped Reserves at December 31, 2025	30,624	103,059	47,800

	OIL (MBbl)	NATURAL GAS (MMcf)	MBoe
Proved Developed Reserves:
December 31, 2023	18,440	60,202	28,474
December 31, 2024	17,431	58,885	27,245
December 31, 2025	20,196	82,967	34,023

Proved Undeveloped Reserves:
December 31, 2023	9,303	16,907	12,121
December 31, 2024	9,924	18,679	13,038
December 31, 2025	10,428	20,092	13,777

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
Notable changes in proved reserves for the year ended December 31, 2025 included the following:
■Acquisitions: We acquired 17,483 MBoe of proved developed and undeveloped reserves in the Williston Basin and Central Rockies during 2025 (See Note 3 (“Oil and Gas Properties”)).
■Revisions to previous estimates: In 2025, revisions to previous estimates decreased proved reserves by a net amount of 7,868 MBoe. 2,309 MBoe of that is attributable to reclassifications from proved to non-proved primarily based on updated information on near term operator drilling plans and continued compliance with the SEC 5-year development rule. In addition, the revisions included decreases in proved reserves of 2,495 MBoe associated with lower commodity prices and higher differentials, a 1,009 MBoe decrease due to non-consenting and interest changes, a 500 MBoe decrease related to higher lease operating expenses, and a 1,555 decrease related to forecast and schedule changes.
■Extensions and discoveries: During 2025, extensions and discoveries of 4,269 MBoe were attributable to additions of 204 MBoe of proved developed reserves and 4,065 MBoe of proved undeveloped reserves in the Williston Basin. The proved undeveloped reserves were reclassified from non‑proved to proved primarily due to updated information regarding near‑term operator drilling plans.
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
■Acquisitions: We acquired 1,518 MBoe of proved undeveloped reserves in the Williston Basin and Central Rockies during 2024 (See Note 3 (“Oil and Gas Properties”)).
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
Notable changes in proved reserves for the year ended December 31, 2023 included the following:
■Acquisitions: We acquired 3,932 MBoe of proved undeveloped reserves in the Williston Basin and Central Rockies during 2023 (See Note 3 (“Oil and Gas Properties”)).
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

	DECEMBER 31,
(in thousands)	2025	2024	2023
Future Cash Inflows	$2,014,033	$2,017,412	$2,197,070
Future Production Costs	(973,030)	(814,346)	(793,295)
Future Development Costs	(259,327)	(239,928)	(231,686)
Future Income Tax Expense	(58,421)	(127,868)	(175,276)
Future Net Cash Inflows	$723,255	$835,270	$996,813
10% Annual Discount for Estimated Timing of Cash Flows	$(284,279)	$(328,939)	$(421,122)
Standardized Measure of Discounted Future Net Cash Flows	$438,976	$506,331	$575,691

The twelve-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The price of other liquids is included in natural gas. The prices for the Company’s reserve estimates were as follows:

	OIL $/Bbl	NATURAL GAS $/MMBtu
December 31, 2025	$66.01	$3.39
December 31, 2024	$76.32	$2.13
December 31, 2023	$78.21	$2.64

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	DECEMBER 31,
(in thousands)	2025	2024	2023
Beginning of Period	$506,331	$575,691	$1,179,984
Sales of Oil and Natural Gas Produced, Net of Production Costs	(181,100)	(172,899)	(172,766)
Extensions and Discoveries	26,146	85,506	74,505
Previously Estimated Development Cost Incurred During the Period	55,710	58,172	30,411
Net Change of Prices and Production Costs	(213,899)	(105,949)	(473,479)
Change in Future Development Costs	57,824	10,161	(9,189)
Revisions of Quantity and Timing Estimates	(138,583)	(67,528)	(172,274)
Accretion of Discount	58,659	68,207	117,998
Change in Income Taxes	46,549	26,121	(106,380)
Purchases of Minerals in Place	204,591	26,071	90,929
Other	16,748	2,778	15,952
End of Period	$438,976	$506,331	$575,691