Form 10-Q
period 2026-03-31
Vitesse Energy, Inc.
filed 2026-05-04
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 41,712,424 shares of common stock outstanding as of May 1, 2026.

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
■our ability to identify, complete and successfully integrate acquisitions and achieve anticipated benefits of such acquisitions;
■actions taken by third-party operators, processors, transporters and gatherers;
■extreme weather events, natural disasters, fluctuating regional and global weather conditions or patterns, pandemic, war (such as hostilities in the Middle East, including Iran, the conflict in Ukraine and the situation in Venezuela), financial or political instability, casualty losses and other matters beyond our control;
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
■large customer defaults; and
■labor relations.

The above list of factors is not exhaustive. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under the section Part II, Item 1A. Risk Factors in this Form 10-Q and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.
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
■“DD&A” refers to depletion, depreciation, amortization and accretion;
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
■“proved developed” refers to proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of new equipment or operating methods is relatively minor compared to the cost of a new well;
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
■“PSU” refers to Performance Stock Units under the LTIP;
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	MARCH 31,	DECEMBER 31,
(in thousands, except shares)	2026	2025
Assets
Current Assets
Cash	$3,180	$1,328
Accrued revenue	41,342	30,620
Commodity derivatives	—	14,252
Prepaid expenses and other current assets	4,206	5,967
Total current assets	48,728	52,167
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,548,963	1,525,890
Less accumulated DD&A and impairment	(722,864)	(691,963)
Total oil and gas properties	826,099	833,927
Other Property and Equipment—Net	107	123
Commodity derivatives	1,000	184
Other noncurrent assets	6,653	6,949
Total assets	$882,587	$893,350
Liabilities and Equity
Current Liabilities
Accounts payable	$15,776	$11,803
Accrued liabilities	38,939	39,141
Commodity derivatives	31,967	—
Other current liabilities	317	307
Total current liabilities	86,999	51,251
Revolving credit facility	144,500	124,500
Deferred tax liability	58,028	67,493
Asset retirement obligations	14,293	14,022
Commodity derivatives	2,819	46
Other noncurrent liabilities	5,503	6,721
Total liabilities	$312,142	$264,033
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value, 95,000,000 shares authorized; 40,687,622 and 40,615,302 shares issued at March 31, 2026 and December 31, 2025, respectively	407	406
Additional paid-in capital	614,368	630,961
Accumulated deficit	(44,330)	(2,050)
Total equity	570,445	629,317
Total liabilities and equity	$882,587	$893,350

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(In thousands, except share data)	2026	2025
Revenue
Oil	$60,016	$58,925
Natural gas	7,394	7,246
Total revenue	67,410	66,171
Operating Expenses
Lease operating expense	15,335	13,854
Production taxes	5,664	5,773
General and administrative	8,586	12,132
Depletion, depreciation, amortization, and accretion	31,188	26,563
Equity-based compensation	725	2,469
Total operating expenses	61,498	60,791
Operating Income	5,912	5,380
Other (Expense) Income
Commodity derivative (loss), net	(55,005)	(172)
Interest expense	(2,615)	(2,905)
Other (expense) income	(37)	164
Total other (expense)	(57,657)	(2,913)

(Loss) Income Before Income Taxes	$(51,745)	$2,467

Benefit from (Provision for) Income Taxes	9,465	201

Net (Loss) Income	$(42,280)	$2,668

Weighted average common shares – basic	40,076,456	33,074,904
Weighted average common shares – diluted	40,076,456	35,086,990
Net (loss) income per common share – basic	$(1.05)	$0.08
Net (loss) income per common share – diluted	$(1.05)	$0.08

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance—January 1, 2026	40,615,302	$406	—	$—	$630,961	$(2,050)	$629,317
Net loss	—	—	—	—	—	(42,280)	(42,280)
Issuance of stock units, net of forfeitures	72,320	1	—	—	(893)	—	(892)
Equity-based compensation	—	—	—	—	2,093	—	2,093
Common stock dividends declared ($0.4375 per share)	—	—	—	—	(17,793)	—	(17,793)
Balance—March 31, 2026	40,687,622	$407	—	$—	$614,368	$(44,330)	$570,445

Balance—January 1, 2025	32,650,889	$326	—	$—	$505,133	$(5,125)	$500,334
Net income	—	—	—	—	—	2,668	2,668
Issuance of restricted stock units, net of forfeitures	150,165	1	—	—	87	—	88
Issuance of common stock to acquire Lucero	8,169,839	82	—	—	194,197	—	194,279
Equity-based compensation	—	—	—	—	2,469	—	2,469
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,991)	—	(22,991)
Stock exchanged for tax withholding and retired	(345,255)	(3)	—	—	(9,154)	—	(9,157)
Balance—March 31, 2025	40,625,638	$406	—	$—	$669,741	$(2,457)	$667,690

See notes to condensed consolidated financial statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(42,280)	$2,668
Adjustments to reconcile net (loss) income to net cash from changes in operating activities:
Depletion, depreciation, amortization, and accretion	31,188	26,563
Unrealized loss on commodity derivative instruments	48,176	855
Equity-based compensation	725	2,469
Deferred income taxes	(9,465)	539
Amortization of debt issuance costs	227	206
Changes in operating assets and liabilities that provided (used) cash:
Accrued revenue	(10,722)	(11,947)
Prepaid expenses and other current assets	1,754	(851)
Accounts payable	795	(218)
Accrued liabilities	3,630	(2,968)
Other	(4)	173
Net cash provided by operating activities	$24,024	$17,489
Cash Flows From Investing Activities
Divestiture (Acquisition), net, of oil and gas properties	300	(1,523)
Development of oil and gas properties	(18,987)	(28,849)
Purchase of other property and equipment	—	(2)
Net cash used in Investing Activities	(18,687)	(30,374)
Cash Flows From Financing Activities
Proceeds from revolving credit facility	27,000	40,000
Repayments of revolving credit facility	(7,000)	(40,000)
Dividends paid	(23,485)	(26,043)
Cash acquired associated with the Lucero Acquisition	—	49,846
Stock exchanged for tax withholding	—	(9,158)
Debt issuance costs	—	(232)
Net cash (used in) provided by Financing Activities	(3,485)	14,413
Net change in cash	1,852	1,528
Cash—Beginning of period	1,328	2,967
Cash—End of period	$3,180	$4,495
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,361	$2,869
Cash paid for income taxes	—	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$29,821	$66,512
Asset retirement obligations capitalized to oil and gas properties	—	3,075
Issuance of common stock to acquire Lucero	—	194,279

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
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of March 31, 2026 and December 31, 2025. As of the consolidated balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three months ended March 31, 2026 and 2025, the Company recorded depletion expense of $30.9 million and $26.4 million, respectively. The Company’s depletion rate per Boe for the three months ended March 31, 2026 and 2025 was $21.51 and $19.56, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future estimated commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three months ended March 31, 2026 and 2025.
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
Concentrations of Credit Risk
For the three months ended March 31, 2026 and 2025, three and four operators accounted for 42% and 58%, respectively, of oil and natural gas revenue. As of March 31, 2026 and December 31, 2025, four and three operators accounted for 60% and 50%, respectively, of oil and natural gas accrued revenue. The Company’s non-operated oil and natural gas revenue is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
For operated properties during the three months ended March 31, 2026 and 2025, three purchasers and one purchaser accounted for 85% and over 90%, respectively, of the Company’s operated sales. The Company believes that the loss of a purchaser would not have a material adverse effect on the Company’s operations, as there are a number of alternative purchasers in the region.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of March 31, 2026.
Commodity Derivative Instruments
The Company enters into derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts may take the form of swaps, puts, calls, or collars. Cash settlements from the Company’s commodity price risk management activities are recorded in the month the contracts mature. Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to Commodity derivative (loss), net in the consolidated statements of operations.

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
New Accounting Pronouncements
In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The ASU primarily requires companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The new guidance will be effective for the Company’s year ending December 31, 2027 and interim periods during the year ending December 31, 2028. The Company is assessing the disclosure implications of this ASU. This ASU is not expected to affect the Company's financial position, results of operations, or liquidity upon adoption.
Note 3—Oil and Gas Properties
Asset Acquisitions
During the three months ended March 31, 2026 and 2025, the Company had acquisitions of proved oil and gas properties of $0.1 million and $1.5 million, respectively.
These transactions qualified as asset acquisitions; therefore, the oil and gas properties were recorded based on the fair value of the total consideration transferred on the acquisition dates, and transaction costs were capitalized as a component of the assets acquired. Transaction costs during the three months ended March 31, 2026 and 2025 were immaterial.
Divestitures
During the three months ended March 31, 2026, the Company had divestitures of proved oil and gas properties of $0.4 million.
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

FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025
Total revenue	$77,899
Income before taxes	6,972

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
Recurring Fair Value Measurements
As of March 31, 2026, the Company’s derivative financial instruments are composed of commodity swaps and collars. The fair value of the swap and collar agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy. See Note 6 (“Derivative Instruments”).
Nonrecurring Fair Value Measurements
Business Combinations
The fair value of the oil and gas properties was determined using the income approach, relying on discounted future net cash flows generated from the properties' reserve reports. The valuation inputs primarily consisted of unobservable inputs, which fall within Level 3 of the fair value hierarchy as defined by ASC 820. Key inputs included estimates of future production volumes from the proved reserves, future commodity prices, estimates of lease operating, development and abandonment costs, and the application of a discount rate. The discount rates were adjusted to reflect the risk profile associated with the category of reserves being valued (e.g., proved developed, proved undeveloped).
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
Note 5—Credit Facility
In January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on October 22, 2028. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500.0 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of both March 31, 2026 and December 31, 2025, the Company’s borrowing base was $295.0 million with aggregate elected commitments of $250.0 million of which $144.5 million and $124.5 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of March 31, 2026 and December 31, 2025, the interest rate on the outstanding balance under the Revolving Credit Facility was 6.77% and 6.75%, respectively.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The Revolving Credit Facility also contains covenants that require that the Company enter into derivative agreements covering not less than 40% of reasonably anticipated PDP production for the following four quarters when the Utilization Percentage, as defined in the Revolving Credit Facility, is less than 50% and covering at least 50% of reasonably anticipated PDP production for the following eight quarters if the Utilization Percentage is 50% or greater. Under a letter agreement dated March 31, 2026, this derivative compliance requirement was waived by the lenders at March 31, 2026. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at March 31, 2026.
In April 2026, in conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended to decrease the borrowing base to $275 million and increase the elected commitments to $275 million. In addition, the derivative compliance requirement was amended to require coverage of not less than 40% of reasonably anticipated PDP production for each fiscal quarter over the following four quarters, but such requirements are increased to 50% for the first eight quarters if both the Utilization Percentage is more than 50% and the EBITDAX ratio is more than 1.50 to 1.00.
Note 6—Commodity Derivative Instruments
The Company periodically enters into various commodity hedging instruments to mitigate a portion of the effect of oil and natural gas price fluctuations. The Company classifies the fair value amounts of commodity derivative assets and liabilities as current or noncurrent based on the expected timing of settlement of the cash flows. Commodity derivatives are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement.
The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of March 31, 2026, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$3,677	$(3,677)	$—
Noncurrent derivative assets	1,510	(510)	1,000
Total	$5,187	$(4,187)	$1,000
Commodity derivative liabilities:
Current derivative liabilities	$35,644	$(3,677)	$31,967
Noncurrent derivative liabilities	3,329	(510)	2,819
Total	$38,973	$(4,187)	$34,786

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of December 31, 2025, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$14,252	$—	$14,252
Noncurrent derivative assets	184	—	184
Total	$14,436	$—	$14,436
Commodity derivative liabilities:
Current derivative liabilities	$—	$—	$—
Noncurrent derivative liabilities	46	—	46
Total	$46	$—	$46

As of March 31, 2026, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FIXED PRICE
WTI-NYMEX	Q2 2026	613,509	$66.77
WTI-NYMEX	Q3 2026	490,679	$65.01
WTI-NYMEX	Q4 2026	427,155	$64.20
WTI-NYMEX	Q1 2027	135,000	$63.51
WTI-NYMEX	Q2 2027	375,000	$66.20
WTI-NYMEX	Q3 2027	330,000	$66.75
WTI-NYMEX	Q4 2027	330,000	$66.75
WTI-NYMEX	Q1 2028	90,000	$70.00
WTI-NYMEX	Q2 2028	90,000	$70.00
WTI-NYMEX	Q3 2028	90,000	$70.00
WTI-NYMEX	Q4 2028	90,000	$70.00

As of March 31, 2026, the Company had the following crude oil collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
WTI-NYMEX	Q2 2026	135,000	$60.00 / $67.20
WTI-NYMEX	Q3 2026	168,000	$58.04 / $67.51
WTI-NYMEX	Q4 2026	168,000	$58.04 / $67.51
WTI-NYMEX	Q1 2027	300,000	$55.75 / $66.44
WTI-NYMEX	Q2 2027	45,000	$60.00 / $64.25

As of March 31, 2026, the Company had the following natural gas collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMBtu)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
Henry Hub-NYMEX	Q2 2026	1,578,700	$3.73 / $4.91
Henry Hub-NYMEX	Q3 2026	1,510,800	$3.73 / $4.90
Henry Hub-NYMEX	Q4 2026	1,452,700	$3.73 / $4.90
Henry Hub-NYMEX	Q1 2027	795,000	$4.00 / $5.68

As of March 31, 2026, the Company had the following natural gas basis swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMBtu)	WEIGHTED AVERAGE FIXED PRICE
Chicago City Gate to Henry Hub	Q2 2026	1,578,700	$(0.10)
Chicago City Gate to Henry Hub	Q3 2026	1,510,800	$(0.10)
Chicago City Gate to Henry Hub	Q4 2026	1,452,700	$(0.10)
Chicago City Gate to Henry Hub	Q1 2027	795,000	$0.30

As of March 31, 2026, the Company had the following natural gas liquids swaps (presented annually due to lesser significance):

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Gallons)	WEIGHTED AVERAGE FIXED PRICE
Mont Belvieu Ethane	2026	1,581,000	$0.26
Conway Propane	2026	2,734,000	$0.71
Conway Propane	2027	1,560,000	$0.67
Mont Belvieu Iso-Butane	2026	340,000	$0.92
Mont Belvieu Iso-Butane	2027	180,000	$0.84
Mont Belvieu Normal Butane	2026	1,030,000	$0.88
Mont Belvieu Normal Butane	2027	600,000	$0.81
Mont Belvieu Natural Gasoline	2026	1,281,000	$1.35
Mont Belvieu Natural Gasoline	2027	720,000	$1.29

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
Note 7—Accrued Liabilities
Accrued liabilities at March 31, 2026 and December 31, 2025 are summarized as follows:

	MARCH 31,	DECEMBER 31,
(in thousands)	2026	2025
Accrued capital expenditures	$17,200	$16,000
Accrued lease operating expenses, net	5,750	7,164
Accrued compensation	3,476	4,014
Accrued dividends	3,978	9,011
Accrued revenue payable	1,930	1,540
Accrued derivative payable	5,552	1
Other accrued liabilities	1,053	1,411
Total	$38,939	$39,141

Note 8—Related Party Transactions
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX if provided written consent following the first anniversary or a final exit event. During each of the three months ended March 31, 2026 and 2025, the Company recorded its net share of fees from JETX of $0.7 million which is classified as a reduction to general and administrative expenses on the accompanying consolidated statements of operations.
During the three months ended March 31, 2025, the Company incurred approximately $2.5 million in transaction costs payable to a related party in connection with the Lucero Acquisition. See Note 3 (“Oil and Gas Properties”).

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
Common Stock
During the three months ended March 31, 2026, the following transactions related to our common stock occurred:
■1,016,999 RSUs vested and were released as common stock.
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. The LTIP was amended and restated in May 2025 to increase the number of shares available to be awarded by 580,500 shares to 4,540,500 shares. As of March 31, 2026, there were 884,627 shares available to be granted.
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
The following is a summary of RSU activity during the three months ended March 31, 2026:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2026	1,400,787	$16.95
Granted	111,000	19.72
Vested	(1,016,999)	15.45
Forfeited	(38,680)	22.63
Outstanding at March 31, 2026	456,108	$20.51

During the three months ended March 31, 2026, the Company modified RSU awards totaling 18,052 RSUs, accelerating vesting such that 50% vests on June 30, 2026 and 50% vests on December 31, 2026, subject to continued employment. The modification date fair value was $19.43 per unit based on the closing stock price on March 26, 2026. The modification resulted in no incremental compensation cost.
During the three months ended March 31, 2026 and 2025, the Company recognized $1.7 million and $2.2 million of equity-based compensation expense relating to these restricted stock units, respectively.

As of March 31, 2026, there is $7.1 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through January 2029, over a weighted-average period of 1.60 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024	March 5, 2025
Forecast period (years)	2.85	2.82
Risk-free rates	4.4%	3.9%
Expected equity volatility	55%	47%
Stock price on grant date	$21.48	$23.88
Grant date fair value	$22.02	$23.54

The following is a summary of PSU activity during the three months ended March 31, 2026:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2026	193,210	$22.72
Granted	—	—
Vested	—	—
Forfeited	(102,160)	22.69
Outstanding at March 31, 2026	91,050	$22.75

During the three months ended March 31, 2026, the Company modified PSU awards previously granted to an executive under the February 23, 2024 and March 5, 2025 grants totaling 54,166 PSUs at target. The modification removed the TSR component, fixed the number of PSUs at target, and accelerated vesting (50% vests on June 30, 2026 and 50% vests on December 31, 2026) subject to continued employment. The fair value of the original awards immediately prior to modification was determined using a Monte Carlo simulation as of March 26, 2026, using risk-free rates of 3.73% and 3.87%, respectively, expected volatility of 33.7% and 34.2%, respectively, and a stock price of $19.43. Total incremental compensation cost resulting from the modification is $0.3 million, to be recognized through December 31, 2026.
During the three months ended March 31, 2026 and 2025, the Company recognized $(0.9) million and $0.3 million of equity-based compensation expense relating to these PSUs, respectively.
As of March 31, 2026, there is $1.2 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2027, over a weighted-average period of 0.96 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three months ended March 31, 2026 and 2025. The intrinsic option value of the options was $4.2 million at March 31, 2026 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Stock Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at March 31, 2026 none have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During each of the three months ended March 31, 2026 and 2025, 1,001 restricted stock units were released as common stock, net of shares cashed out as fractional units.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three months ended March 31, 2026 and 2025, 6,119 and 7,750 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.
As of March 31, 2026, Transitional Plan restricted stock units and Transitional Plan restricted stock awards are scheduled to be released as follows:

Year	Restricted stock units	Restricted stock awards	Total
2026	322,137	42,500	364,637
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
2030	2,791	—	2,791
Thereafter	13,949	—	13,949
Total	454,796	149,550	604,346

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

Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2026	2025
Numerator for earnings per common share:
Net (loss) income	$(42,280)	$2,668
Allocation of income to participating securities(1)	—	—
Net (loss) income attributable to common shareholders	$(42,280)	$2,668

Denominator for earnings per common share:
Weighted average common shares outstanding - basic	39,621,650	32,572,807
Weighted average Transitional Share RSUs outstanding with no future service required	454,806	502,097
Denominator for basic earnings per common share	40,076,456	33,074,904
LTIP RSUs	—	1,603,414
LTIP PSUs	—	72,491
Transitional Share options	—	297,367
Transitional Share RSUs with remaining performance/service obligation	—	38,814
Denominator for diluted earnings per common share	40,076,456	35,086,990

Net (loss) income per common share:
Basic	$(1.05)	$0.08
Diluted	$(1.05)	$0.08

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	685,875	—
LTIP PSUs	22,023	—
Transitional Share options	253,761	—
Transitional Share RSUs with remaining performance/service obligation	—	—

(1)Certain unvested LTIP RSUs represent participating securities because they participate in nonforfeitable dividends with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. These unvested LTIP RSUs do not participate in undistributed net losses as they are not contractually obligated to do so. As of January 13, 2026, these RSUs are fully vested.

Note 11—Income Taxes
For the three months ended March 31, 2026 and 2025 the Company recorded an income tax benefit of $9.5 million and $0.2 million, respectively.
The provision for income taxes for the three months ended March 31, 2026 and 2025 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book loss primarily due to (i) §162(m) limitations on certain covered employee compensation, (ii) discrete permanent differences related to vesting of RSUs for non-covered employees and (iii) state income taxes.
Note 12—Subsequent Events
On March 26, 2026 the Company announced a leadership transition with Jamie Benard set to join the Company as President and Chief Executive Officer effective May 1, 2026. Also on March 26, 2026, Robert Gerrity resigned as Chief Executive officer and Chairman of the Board, and Brian Cree, the Company’s existing President, was appointed to serve as Interim Chief Executive Officer until May 1, 2026 at which time Mr. Cree will relinquish his duties as an officer of the Company and transition to the role of Senior Advisor until his retirement on December 31, 2026. Impacts to equity-based compensation expense due to related modifications and forfeitures of RSUs and PSUs are detailed in Note 10 (“Equity”) and general and administrative expense for the three months ended March 31, 2026 includes $2.4 million in separation benefits. Mr. Benard’s offer letter includes $4.0 million in RSU and PSU grants that will vest through December 31, 2028, among other compensation components.
On April 8, 2026, the Company closed on its acquisition of non-operated assets in Campbell and Converse Counties, WY, for 1,935,698 shares of Vitesse common stock, subject to customary post-closing adjustments to be settled in cash.

On April 30, 2026, the Board declared a regular quarterly cash dividend for Vitesse’s common stock of $0.4375 per share for stockholders of record as of June 15, 2026, which will be paid on June 30, 2026.
Other than the above disclosure or other subsequent events disclosed elsewhere in the notes to the financial statements, there were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition together with our Condensed Consolidated Financial Statements and the notes thereto included under Part I – Financial Information. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the oil and natural gas industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in the section entitled Part I, Item 1A Risk Factors and in this Quarterly Report on Form 10-Q in the sections entitled Part II, Item 1A Risk Factors and “Cautionary Statement Concerning Forward-Looking Statements.”
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
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of March 31, 2026, we had a working interest in 6,427 gross (226.0 net) productive wells and 303 gross (6.2 net) wells that were being drilled or completed, and an additional 282 gross (13.7 net) wells that had been permitted for development by our operators. In addition, we had a royalty only interest in 1,299 gross (3.1 net) productive wells.
On March 26, 2026 we announced a leadership transition with Jamie Benard set to join our team as President and Chief Executive Officer effective May 1, 2026, the resignation of Robert Gerrity as our Chief Executive Officer and Chairman and the transition on May 1, 2026 of Brian Cree our existing President and Interim Chief Executive Officer transitioning to Senior Advisor and his retirement on December 31, 2026. This leadership transition does not change our overall business strategy.
Our financial and operating performance for the three months ended March 31, 2026 included the following:
■Paid $23.5 million in dividends to our equity holders.
■Production of 15,962 Boe/d with 63% of production from oil.
■Total revenue of $67.4 million.
■Net loss of $42.3 million, including an unrealized loss on commodity derivatives of $48.2 million.
■Cash flows from operations of $24.0 million.
■Invested $18.7 million in capital development and acquisitions, net of divestitures.
■Total debt of $144.5 million at March 31, 2026.

Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of us and our operators in conducting operations. During the last several years, prices for oil and natural gas have experienced sustained volatility, impacted by general economic and political conditions, the conflict between Russia and Ukraine, conflict in the Middle East, including Iran, the situation in Venezuela, supply chain constraints, elevated interest rates and costs of capital, and changes in production by OPEC and its key member, Saudi Arabia, and certain other non-OPEC oil-producing countries. Most recently, the conflict in Iran and disruption of maritime traffic through the Strait of Hormuz has caused significant volatility in commodity prices.
As a result of such commodity price volatility, which we expect to continue throughout 2026, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s sales and purchases related to the U.S. strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other oil-producing countries, the imposition of and changes in tariffs and other controls on imports and exports and resulting consequences of such, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty, including as a result of the conflict in Iran and disruption of maritime traffic through the Strait of Hormuz. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts our decisions and the decision of our operators to drill and extract resources.

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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the three months ended March 31, 2026 and 2025.
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
The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas. Worldwide supply in terms of output, especially production from properties within the United States, the production quotas set by OPEC and certain other oil-producing countries, the conflicts in Ukraine and in the Middle East, including Iran, the situation in Venezuela and the strength or weakness of the U.S. dollar can impact oil prices.
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

	FOR THE THREE MONTHS ENDED MARCH 31,
Average Daily Prices (1)	2026	2025
WTI Oil (per Bbl)	$72.43	$71.34
Natural Gas (per MMBtu)	4.71	4.14

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average first quarter 2026 NYMEX oil price was $72.43 per barrel or 2% higher than the average NYMEX oil price per barrel in the first quarter of 2025. Our settled derivatives decreased and increased our realized oil price per barrel by $4.91 and $0.75 in the first quarter of 2026 and 2025, respectively. Our average first quarter 2026 realized oil price per barrel after reflecting settled derivatives was $61.85 compared to $64.93 during the same period in 2025.
The average first quarter 2026 NYMEX natural gas price was $4.71 per MMBtu, or 14% higher than the average NYMEX price per MMBtu in the first quarter of 2025. In the first quarter of 2026, our settled derivatives decreased our realized natural gas price per Mcf by $0.75, bringing our realized natural gas price after reflecting settled derivatives to $1.54 per Mcf. In the first quarter of 2025, we had no realized natural gas derivative settlements and our realized natural gas price was $2.81 per Mcf.
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

Results of Operations
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
The following table sets forth selected financial and operating data for the periods indicated.

	QUARTER ENDED MARCH 31,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2026	2025	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$60,016	$58,925	$1,091	2%
Natural gas	7,394	7,246	148	2%
Total revenue	$67,410	$66,171	$1,239	2%
Operating Expenses
Lease operating expense	$15,335	$13,854	$1,481	11%
Production taxes	5,664	5,773	(109)	(2%)
General and administrative	8,586	12,132	(3,546)	(29%)
Depletion, depreciation, amortization, and accretion	31,188	26,563	4,625	17%
Equity-based compensation	725	2,469	(1,744)	(71%)
Interest Expense	$2,615	$2,905	$(290)	(10%)
Commodity Derivative (Loss), Net	$(55,005)	$(172)	$(54,833)	*
Income Tax (Benefit) Expense	$(9,465)	$(201)	$(9,264)	*
Production Data:
Oil (MBbls)	899	918	(19)	(2%)
Natural gas (MMcf)	3,226	2,575	651	25%
Combined volumes (MBoe)	1,437	1,347	90	7%
Daily combined volumes (Boe/d)	15,962	14,971	991	7%
Average Realized Prices before Hedging:
Oil (per Bbl)	$66.76	$64.18	$2.58	4%
Natural gas (per Mcf)	2.29	2.81	(0.52)	(19%)
Combined (per Boe)	46.92	49.11	(2.19)	(4%)
Average Realized Prices with Hedging:
Oil (per Bbl)	$61.85	$64.93	$(3.08)	(5%)
Natural gas (per Mcf)	1.54	2.81	(1.27)	(45%)
Combined (per Boe)	42.17	49.62	(7.45)	(15%)
Average Costs (per Boe):
Lease operating expense	$10.67	$10.28	$0.39	4%
Production taxes	3.94	4.28	(0.34)	(8%)
General and administrative	5.98	9.00	(3.02)	(34%)
Depletion, depreciation, amortization, and accretion	21.71	19.72	1.99	10%

*Not meaningful
Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $67.4 million for the three months ended March 31, 2026 from $66.2 million for the three months ended March 31, 2025. The increase in oil and natural gas revenue was due to a 7% increase in production volumes, driven by acquisition and development activity (including the Lucero Acquisition for a full period in the most recently completed quarter), which was partially offset by a 4% decrease in the average realized prices per Boe before hedging for the three months ended March 31, 2026. The increase in production volumes increased oil and natural gas revenue by $4.2 million, while the decrease in average realized prices per Boe before hedging decreased oil and natural gas revenue by $2.9 million.
Our oil price differential to the weighted average benchmark price during the three months ended March 31, 2026 was negative $5.44 per barrel, as compared to a negative $6.72 per barrel during the three months ended March 31, 2025, primarily due to more favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the three months ended March 31, 2026 was $2.29 per Mcf, representing a 47% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $2.81 per Mcf during the three months ended March 31, 2025, representing a 68% realization relative to weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $15.3 million for the three months ended March 31, 2026 from $13.9 million for the three months ended March 31, 2025 primarily as a result of a 7% increase in production volumes between periods.
Production Tax Expense. Total production taxes were $5.7 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.4% and 8.7% for the three months ended March 31, 2026 and 2025, respectively.
General and Administrative Expense. General and administrative expense decreased to $8.6 million for the three months ended March 31, 2026 from $12.1 million for the three months ended March 31, 2025. General and administrative expense on a per Boe basis decreased to $5.98 for the three months ended March 31, 2026 from $9.00 for the three months ended March 31, 2025. The decrease in general and administrative expense was primarily due to Lucero Acquisition transaction costs of $4.6 million incurred during the three months ended March 31, 2025, partially offset by $2.4 million in separation benefits incurred during the three months ended March 31, 2026 related to our leadership transition. Excluding these costs the per Boe rate for the three months ended March 31, 2025 would have been $5.57 and the Boe rate for the three months ended March 31, 2026 would have been $4.31.
DD&A. DD&A increased to $31.2 million for the three months ended March 31, 2026 compared with $26.6 million for the three months ended March 31, 2025. The increase of $4.6 million, or 17%, was the result of a 7% increase in production and a $1.99 per Boe increase in the DD&A rate for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase in production accounted for a $1.9 million increase in DD&A expense while the increase in the DD&A rate accounted for a $2.7 million increase in DD&A expense.
For the three months ended March 31, 2026, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $21.51 per Boe compared with $19.56 per Boe for the three months ended March 31, 2025. The rate was primarily higher for the three months ended March 31, 2026 due to lower SEC oil prices used to estimate reserves between periods.
Equity-Based Compensation. During the three months ended March 31, 2026, equity-based compensation expense decreased to $0.7 million from $2.5 million during the three months ended March 31, 2025. Equity-based compensation expense was primarily lower in 2026 due to a $1.4 million reversal of expense for forfeited awards during the period.
Interest Expense. Interest expense decreased to $2.6 million for the three months ended March 31, 2026 from $2.9 million for the three months ended March 31, 2025. The decrease was due to a lower average debt balance and lower interest rate during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Commodity Derivative (Loss), Net. The net commodity derivative loss was $55.0 million for the three months ended March 31, 2026 compared with a loss of $0.2 million for the three months ended March 31, 2025. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	QUARTER ENDED MARCH 31,
(in thousands)	2026	2025
Realized (loss) gain on commodity derivatives (1)	$(6,829)	$683
Unrealized (loss) on commodity derivatives (1)	(48,176)	(855)
Total commodity derivative (loss), net	$(55,005)	$(172)

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
In the three months ended March 31, 2026, approximately 61% of our oil volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $4.4 million. In the three months ended March 31, 2026, approximately half of our natural gas volume was covered by residue gas and NGL financial hedges, which resulted in a realized loss on gas and NGL derivatives of $2.4 million. In the three months ended March 31, 2025, approximately 65% of our oil volumes and none of our natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $0.7 million.
At March 31, 2026, all of our derivative contracts were recorded at their fair value, which was a net liability of $33.8 million, a decrease in value of $48.2 million from the $14.4 million net asset recorded as of December 31, 2025. Derivative contract fair value is recorded in part based on published forward commodity prices. This decline in fair value was largely driven by the NYMEX WTI price increasing from $57.42/Bbl at December 31, 2025 to $101.38/Bbl at March 31, 2026 and the corresponding change in forward commodity prices.
Income Tax Expense.
During the three months ended March 31, 2026 and 2025, we recorded an income tax benefit of $9.5 million and $0.2 million, respectively, related to federal and state income taxes.
The provision for income taxes for the three months ended March 31, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.
Liquidity and Capital Resources
Overview. At March 31, 2026, we had $3.2 million of unrestricted cash on hand and $105.5 million available under the elected commitments in our Revolving Credit Facility. At December 31, 2025, we had $1.3 million of unrestricted cash on hand and $125.5 million available under the elected commitments in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand, availability under the Revolving Credit Facility and proceeds from equity or debt offerings and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of accrued revenue, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At March 31, 2026, we had a working capital deficit of $38.3 million compared to a surplus of $0.9 million at December 31, 2025. Current assets decreased by $3.4 million while current liabilities increased by $35.7 million at March 31, 2026, compared to December 31, 2025. The decrease in current assets during the three months ended March 31, 2026 was primarily due to a decrease of $14.3 million in current derivative instrument assets due to forward oil price increases as compared to hedged oil prices, partially offset by a $10.7 million increase in accrued revenue due to an increase in the oil index price in March. The change in current liabilities during the three months ended March 31, 2026 was primarily due to an increase of $32.0 million in current derivative instrument liabilities due to forward oil price increases as compared to hedged oil prices and a $3.8 million increase in accounts payable and accrued liabilities as a result increased development activity.
Cash Flows. Our cash flows for the three months ended March 31, 2026 and 2025 are presented below:

	QUARTER ENDED MARCH 31,
(in thousands)	2026	2025
Cash flows provided by operating activities	$24,024	$17,489
Cash flows used in investing activities	$(18,687)	$(30,374)
Cash flows (used in) provided by financing activities	$(3,485)	$14,413
Net change in cash	$1,852	$1,528

During the three months ended March 31, 2026, we generated $24.0 million of cash from operating activities, a 37% increase from the three months ended March 31, 2025. Cash flows from operating activities are primarily affected by production volumes, commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the three months ended March 31, 2026 was $18.7 million compared to $30.4 million during the three months ended March 31, 2025. Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our net cash proceeds and spending for divestiture and acquisition activities was $0.3 million and $1.5 million, during the three months ended March 31, 2026 and 2025, respectively.
Cash used in and provided by financing activities was $3.5 million and $14.4 million during the three months ended March 31, 2026 and 2025, respectively. The cash used in financing activities during the three months ended March 31, 2026 was related to $23.5 million in dividends paid, partially offset by $20.0 million in net borrowings under our Revolving Credit Facility. The cash provided by financing activities during the three months ended March 31, 2025 was related to $49.8 million in cash acquired in the Lucero Acquisition, partially offset by $26.0 million in dividends paid and the $9.2 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units.
Revolving Credit Facility. In January 2023, we entered into the secured Revolving Credit Facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders. The Revolving Credit Facility matures on October 22, 2028.
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
The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of our proved oil and natural gas reserves, as determined by the lenders in their discretion. As of March 31, 2026, our borrowing base was $295.0 million with an aggregate elected commitment of $250.0 million of which $144.5 million was outstanding. See Note 5 (“Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.
In April 2026, in conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended to decrease the borrowing base to $275 million and increase the elected commitments to $275 million. In addition, the derivative compliance requirement was amended to require coverage of not less than 40% of reasonably anticipated PDP production for each fiscal quarter over the following four quarters, but such requirements are increased to 50% for the first eight quarters if both the Utilization Percentage is more than 50% and the EBITDAX ratio is more than 1.50 to 1.00.
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
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is primarily at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of March 31, 2026, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $23.5 million during the three months ended March 31, 2026. While we believe that our future cash flows from operations will be able to sustain future dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the three months ended March 31, 2026, total capital expenditures was $18.7 million, including development expenditures and our acquisition and divestiture activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2026 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Based upon our open commodity derivative positions at March 31, 2026, a hypothetical 10% increase or decrease in the NYMEX WTI strip price would decrease or increase our net commodity derivative position by approximately $27.6 million and $27.4 million, respectively. A hypothetical 10% increase or decrease in the Henry Hub-NYMEX strip price, related basis swaps and NGL prices would decrease or increase our net commodity derivative position by approximately $2.0 million and $2.1 million, respectively. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices increase or decrease.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $0.3 million increase or decrease in interest expense for the three months ended March 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, refer to Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements and to Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.
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
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	$—	—	$59.8	million
February 1, 2026 to February 28, 2026	—	—	—	59.8	million
March 1, 2026 to March 31, 2026	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K, except as follows:
On March 30, 2026, Brian J. Cree (President and Interim Chief Executive Officer at such time), adopted a Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a number of shares of our common stock held directly by Mr. Cree will be sold to satisfy tax withholding obligations in connection with the vesting of RSU and PSU awards in 2026. The number of shares to be sold will be determined by a third-party agent in accordance with the plan once the amount of the tax withholding obligation is calculated at the time of vesting. The plan relates to 9,026 RSUs and 27,083 PSUs awarded to Mr. Cree. The plan terminates on the earlier of (i) December 31, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
Item 6. Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
4.1	Registration Rights Agreement, dated as of April 8, 2026, by and among Vitesse Energy, Inc., Titan Exploration, LLC and the other parties thereto.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed April 10, 2026, File No. 001-41546
10.1*	Separation Agreement, dated as of March 26, 2026, between Vitesse Energy, Inc. and Robert W. Gerrity.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 26 2026, File No. 001-41546
10.2*	Offer Letter, dated as of March 26, 2026, between Vitesse Energy, Inc. and Jamie Benard.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 26 2026, File No. 001-41546
10.3*	Offer Letter, dated as of March 26, 2026, between Vitesse Energy, Inc. and Brian J. Cree.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 26 2026, File No. 001-41546
10.4	Fifth Amendment to Second Amended and Restated Credit Agreement	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Furnished herewith.
101.INS	XBRL Instance Document	Formatted as Inline XBRL and contained in Exhibit 101.
101.SCH	XBRL Schema Document	Furnished herewith.
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Label Linkbase Document	Furnished herewith.
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jamie Benard	Chief Executive Officer and President	May 4, 2026
Jamie Benard	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	May 4, 2026
James P. Henderson	(Principal Financial and Accounting Officer)