Form 10-Q
period 2026-06-30
Vitesse Energy, Inc.
filed 2026-08-03
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 42,104,317 shares of common stock as of July 31, 2026.

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
■“EIA” refers to the Energy Information Administration;
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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	JUNE 30,	DECEMBER 31,
(in thousands, except shares)	2026	2025
Assets
Current Assets
Cash	$884	$1,328
Accrued revenue	52,429	30,620
Commodity derivatives	1,768	14,252
Prepaid expenses and other current assets	3,274	5,967
Total current assets	58,355	52,167
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,607,002	1,525,890
Less accumulated DD&A and impairment	(757,363)	(691,963)
Total oil and gas properties, net	849,639	833,927
Other Property and Equipment—Net	99	123
Commodity derivatives	8,950	184
Other noncurrent assets	6,604	6,949
Total assets	$923,647	$893,350
Liabilities and Equity
Current Liabilities
Accounts payable	$11,832	$11,803
Accrued liabilities	38,764	39,141
Commodity derivatives	4,293	—
Other current liabilities	327	307
Total current liabilities	55,216	51,251
Revolving credit facility	158,500	124,500
Deferred tax liability	64,804	67,493
Asset retirement obligations	15,612	14,022
Commodity derivatives	—	46
Other noncurrent liabilities	5,592	6,721
Total liabilities	$299,724	$264,033
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at June 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, $0.01 par value, 95,000,000 shares authorized; 42,802,648 and 40,615,302 shares issued at June 30, 2026 and December 31, 2025, respectively	428	406
Additional paid-in capital	634,744	630,961
Accumulated deficit	(11,249)	(2,050)
Total equity	623,923	629,317
Total liabilities and equity	$923,647	$893,350

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(In thousands, except share data)	2026	2025	2026	2025
Revenue
Oil	$86,507	$66,611	$146,524	$125,535
Natural gas	4,497	15,144	11,891	22,390
Total revenue	91,004	81,755	158,415	147,925
Operating Expenses
Lease operating expense	17,975	19,629	33,310	33,484
Production taxes	8,459	6,180	14,124	11,953
General and administrative	6,150	311	14,736	12,442
Depletion, depreciation, amortization, and accretion	34,809	34,576	65,996	61,139
Equity-based compensation	2,735	2,403	3,460	4,873
Total operating expenses	70,128	63,099	131,626	123,891
Operating Income	20,876	18,656	26,789	24,034
Other (Expense) Income
Commodity derivative gain (loss), net	22,043	18,451	(32,963)	18,279
Interest expense	(3,022)	(2,539)	(5,637)	(5,443)
Other (expense) income, net	(40)	(38)	(77)	126
Total other income (expense)	18,981	15,874	(38,677)	12,962

Income (Loss) Before Income Taxes	$39,857	$34,530	$(11,888)	$36,996

(Provision for) Benefit from Income Taxes	(6,776)	(9,871)	2,689	(9,669)

Net Income (Loss)	$33,081	$24,659	$(9,199)	$27,327

Weighted average common shares – basic	42,041,479	39,104,962	41,064,396	36,106,598
Weighted average common shares – diluted	42,852,652	40,967,995	41,064,396	38,043,765
Net income (loss) per common share – basic	$0.79	$0.62	$(0.22)	$0.76
Net income (loss) per common share – diluted	$0.77	$0.60	$(0.22)	$0.72

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance—January 1, 2026	40,615,302	$406	—	$—	$630,961	$(2,050)	$629,317
Net loss	—	—	—	—	—	(42,280)	(42,280)
Issuance of stock units, net of forfeitures	72,320	1	—	—	(893)	—	(892)
Equity-based compensation	—	—	—	—	2,093	—	2,093
Common stock dividends declared ($0.4375 per share)	—	—	—	—	(17,793)	—	(17,793)
Balance—March 31, 2026	40,687,622	$407	—	$—	$614,368	$(44,330)	$570,445

Net income	—	—	—	—	—	33,081	33,081
Issuance of stock units, net of forfeitures	179,328	2	—	—	(6)	—	(4)
Issuance of common stock for Powder River Basin Acquisition, net of issuance costs	1,935,698	19	—	—	36,432	—	36,451
Equity-based compensation	—	—	—	—	2,741	—	2,741
Common stock dividends declared ($0.4375 per share)	—	—	—	—	(18,791)	—	(18,791)
Balance—June 30, 2026	42,802,648	$428	—	$—	$634,744	$(11,249)	$623,923

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(In thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance—January 1, 2025	32,650,889	$326	—	$—	$505,133	$(5,125)	$500,334
Net income	—	—	—	—	—	2,668	2,668
Issuance of restricted stock units, net of forfeitures	150,165	1	—	—	87	—	88
Issuance of common stock to acquire Lucero	8,169,839	82	—	—	194,197	—	194,279
Equity-based compensation	—	—	—	—	2,469	—	2,469
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,991)	—	(22,991)
Stock exchanged for tax withholding and retired	(345,255)	(3)	—	—	(9,154)	—	(9,157)
Balance—March 31, 2025	40,625,638	$406	—	$—	$669,741	$(2,457)	$667,690

Net income	—	—	—	—	—	24,659	24,659
Issuance of restricted stock units, net of forfeitures	(8,336)	—	—	—	(182)	—	(182)
Equity-based compensation	—	—	—	—	2,665	—	2,665
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,957)	—	(22,957)
Balance—June 30, 2025	40,617,302	$406	—	$—	$649,267	$22,202	$671,875

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(9,199)	$27,327
Adjustments to reconcile net (loss) income to net cash from changes in operating activities:
Depletion, depreciation, amortization, and accretion	65,996	61,139
Unrealized loss (gain) on commodity derivative instruments	7,964	(12,325)
Equity-based compensation	3,460	4,873
Deferred income taxes	(2,689)	9,122
Amortization of debt issuance costs	469	421
Changes in operating assets and liabilities that provided (used) cash:
Accrued revenue	(21,809)	(2,263)
Prepaid expenses and other current assets	2,691	756
Accounts payable	6	(2,384)
Accrued liabilities	2,588	(3,502)
Other	(9)	341
Net cash provided by operating activities	49,468	83,505
Cash Flows from Investing Activities
Divestiture (Acquisition), net, of oil and gas properties	694	(1,647)
Development of oil and gas properties	(40,074)	(64,467)
Purchase of other property and equipment	(8)	(4)
Net cash used in Investing Activities	(39,388)	(66,118)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	49,000	47,500
Repayments of revolving credit facility	(15,000)	(58,500)
Dividends paid	(44,131)	(47,834)
Cash acquired associated with the Lucero Acquisition	—	49,846
Equity issuance costs for Powder River Basin Acquisition	(131)	—
Stock exchanged for tax withholding	—	(9,157)
Debt issuance costs	(262)	(247)
Net cash used in Financing Activities	(10,524)	(18,392)
Net change in cash	(444)	(1,005)
Cash—Beginning of period	1,328	2,967
Cash—End of period	$884	$1,962
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,625	$5,169
Cash paid for income taxes	—	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$29,565	$43,550
Asset retirement obligations capitalized to oil and gas properties	1,025	3,075
Issuance of common stock related to acquisitions	36,582	194,279

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
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of June 30, 2026 and December 31, 2025. As of the consolidated balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three and six months ended June 30, 2026, the Company recorded depletion expense of $34.5 million and $65.4 million, respectively. The Company’s depletion rate per Boe for the three and six months ended June 30, 2026 was $21.85 and $21.69, respectively. During the three and six months ended June 30, 2025, the Company recorded depletion expense of $34.3 million and $60.6 million, respectively. The Company’s depletion rate per Boe for the three and six months ended June 30, 2025 was $19.88 and $19.74, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future estimated commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three and six months ended June 30, 2026 and 2025.
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
Concentrations of Credit Risk
For each of the three and six months ended June 30, 2026, five operators accounted for 61 percent and 60 percent, respectively, of oil and natural gas revenue.
For the three and six months ended June 30, 2025, two and four operators accounted for 48 percent and 61 percent, respectively, of oil and natural gas revenue.
As of June 30, 2026 and December 31, 2025, three operators accounted for 57 percent and 50 percent, respectively, of oil and natural gas accrued revenue.
The Company’s non-operated oil and natural gas revenue is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
For operated properties during the three and six months ended June 30, 2026, two and three purchasers accounted for 82 percent and 80 percent, respectively, of the Company’s operated sales. During each of the three and six months ended June 30, 2025, one purchaser accounted for over 80 percent of the Company’s operated sales. The Company believes that the loss of a purchaser would not have a material adverse effect on the Company’s operations, as there are a number of alternative purchasers in the region.
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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2026.
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
GAAP requires recognition of all derivative instruments in the consolidated balance sheets as either assets or liabilities measured at fair value. Subsequent changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has elected to not designate any derivative instruments as accounting hedges, and therefore reflects all commodity derivative instruments changes in fair value in earnings. Amounts associated with deferred premiums on derivative instruments are recorded as a component of the derivatives’ fair values. See Note 6 (“Commodity Derivative Instruments”).
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
Note 3—Oil and Gas Properties
Asset Acquisitions
Powder River Basin Acquisition
On April 8, 2026, the Company acquired proved oil and gas properties and proved leaseholds in the Powder River Basin. The purchase price was $35.0 million, with $1.6 million of upward post-effective date purchase price adjustments, for an aggregate preliminary purchase price of $36.6 million, which was settled in exchange for 1,935,698 shares of common stock of the Company. This transaction qualified as an asset acquisition; therefore, the oil and gas properties were recorded based on the value of the aggregate consideration transferred on the close date, plus an additional $0.3 million of transaction costs that were capitalized as a component of the assets acquired. Additionally, post-close cash settlements of $(1.1) million related to pre-close activity were recorded to proved oil and gas properties.
Additionally, during the three and six months ended June 30, 2026, the Company purchased proved oil and gas properties in multiple transactions for an aggregate cash purchase price of $0.7 million and $0.8 million, respectively.
During the six months ended June 30, 2025, the Company purchased proved oil and gas properties and proved leaseholds in multiple transactions for an aggregate cash purchase price of $1.6 million.
Divestitures
During the six months ended June 30, 2026, the Company had divestitures of proved oil and gas properties of $0.4 million.
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

FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025
Total revenue	$145,914
Income before taxes	41,501

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
Recurring Fair Value Measurements
As of June 30, 2026, the Company’s derivative financial instruments are composed of commodity swaps and collars. The fair value of the swap and collar agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy. See Note 6 (“Commodity Derivative Instruments”).
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
Note 5— Credit Facility
In January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on October 22, 2028. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of June 30, 2026 and December 31, 2025, the Company’s borrowing base was $275 million and $295 million with aggregate elected commitments of $275 million and $250 million of which $158.5 million and $124.5 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.00%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of June 30, 2026 and December 31, 2025, the interest rate on the outstanding balance under the Revolving Credit Facility was 6.76% and 6.75%, respectively.
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
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The Revolving Credit Facility also contains covenants that require that the Company enter into derivative agreements covering not less than 40% of reasonably anticipated PDP production for each fiscal quarter over the following four quarters, but such requirements are increased to 50% for the first eight quarters if both the Utilization Percentage, as defined in the Revolving Credit Facility, is more than 50% and the EBITDAX ratio is more than 1.50 to 1.00. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at June 30, 2026.
In conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended in April 2026 to decrease the borrowing base to $275 million and increase the elected commitments to $275 million. In addition, the derivative compliance requirement was amended to the less restrictive requirement described above.
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
The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of June 30, 2026 as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$5,783	$(4,015)	$1,768
Noncurrent derivative assets	9,364	(414)	8,950
Total	$15,147	$(4,429)	$10,718
Commodity derivative liabilities:
Current derivative liabilities	$8,308	$(4,015)	$4,293
Noncurrent derivative liabilities	414	(414)	—
Total	$8,722	$(4,429)	$4,293

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of December 31, 2025, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$14,252	$—	$14,252
Noncurrent derivative assets	184	—	184
Total	$14,436	$—	$14,436
Commodity derivative liabilities:
Current derivative liabilities	$—	$—	$—
Noncurrent derivative liabilities	46	—	46
Total	$46	$—	$46

As of June 30, 2026, the Company had the following crude oil swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FIXED PRICE
WTI-NYMEX	Q3 2026	490,679	$65.01
WTI-NYMEX	Q4 2026	457,155	$64.97
WTI-NYMEX	Q1 2027	270,000	$69.25
WTI-NYMEX	Q2 2027	480,000	$68.05
WTI-NYMEX	Q3 2027	495,000	$68.38
WTI-NYMEX	Q4 2027	465,000	$67.88
WTI-NYMEX	Q1 2028	360,000	$70.60
WTI-NYMEX	Q2 2028	360,000	$70.60
WTI-NYMEX	Q3 2028	360,000	$70.60
WTI-NYMEX	Q4 2028	270,000	$70.80

As of June 30, 2026, the Company had the following crude oil collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Bbls)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
WTI-NYMEX	Q3 2026	213,000	$61.62 / $72.58
WTI-NYMEX	Q4 2026	168,000	$58.04 / $67.51
WTI-NYMEX	Q1 2027	300,000	$55.75 / $66.44
WTI-NYMEX	Q2 2027	45,000	$60.00 / $64.25

As of June 30, 2026, the Company had the following natural gas collars:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMBtu)	WEIGHTED AVERAGE FLOOR/CEILING PRICE
Henry Hub-NYMEX	Q3 2026	1,510,800	$3.73 / $4.90
Henry Hub-NYMEX	Q4 2026	1,452,700	$3.73 / $4.90
Henry Hub-NYMEX	Q1 2027	795,000	$4.00 / $5.68

As of June 30, 2026, the Company had the following natural gas basis swaps:

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (MMBtu)	WEIGHTED AVERAGE FIXED PRICE
Chicago City Gate to Henry Hub	Q3 2026	1,510,800	$(0.100)
Chicago City Gate to Henry Hub	Q4 2026	1,452,700	$(0.100)
Chicago City Gate to Henry Hub	Q1 2027	795,000	$0.300

As of June 30, 2026, the Company had the following natural gas liquids swaps (presented annually due to lesser significance):

INDEX	SETTLEMENT PERIOD	VOLUME HEDGED (Gallons)	WEIGHTED AVERAGE FIXED PRICE
Mont Belvieu Ethane	2026	1,023,000	$0.26
Conway Propane	2026	2,692,000	$0.71
Conway Propane	2027	3,360,000	$0.67
Mont Belvieu Iso-Butane	2026	222,000	$0.92
Mont Belvieu Iso-Butane	2027	180,000	$0.84
Mont Belvieu Normal Butane	2026	675,000	$0.89
Mont Belvieu Normal Butane	2027	600,000	$0.81
Mont Belvieu Natural Gasoline	2026	837,000	$1.35
Mont Belvieu Natural Gasoline	2027	720,000	$1.29

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
Note 7—Accrued Liabilities
Accrued liabilities at June 30, 2026 and December 31, 2025 are summarized as follows:

	JUNE 30,	DECEMBER 31,
(in thousands)	2026	2025
Accrued capital expenditures	$20,100	$16,000
Accrued lease operating expenses, net	6,597	7,164
Accrued compensation	1,856	4,014
Accrued dividends	1,946	9,011
Accrued revenue payable	2,355	1,540
Accrued derivative payable	3,576	1
Other accrued liabilities	2,334	1,411
Total	$38,764	$39,141

Note 8—Related Party Transactions
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX upon 30 days’ prior written notice, upon dissolution of JETX, upon the consent of the non-breaching party following an uncured material breach, or a final exit event. During each of the three and six months ended June 30, 2026 and 2025, the Company recorded its net share of fees from JETX of $0.7 million and $1.4 million, respectively, which is classified as a reduction to general and administrative expenses on the accompanying consolidated statements of operations.
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
As previously disclosed, the Company received a one-time cash payment of $24 million during the three months ended June 30, 2025 in connection with a settlement that resolved claims for recoupment of revenue deductions and reimbursement of legal expenses. The Company recorded the payment as follows in the condensed consolidated statements of operations: a $3.3 million increase to oil revenue, a $13.6 million increase to gas revenue and a $7.1 million reduction to general and administrative expenses for reimbursed legal costs.
Note 10—Equity
Authorized Capital Stock
The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.
Common Stock
During the six months ended June 30, 2026, the following transactions related to our common stock occurred:
■1,935,698 shares of common stock were issued in connection with the Powder River Basin Acquisition. See Note 3 (“Oil and Gas Properties”).
During the six months ended June 30, 2025, the following transactions related to our common stock occurred:
■8,169,839 shares of common stock were issued to acquire Lucero.
■1,129,718 RSUs vested and were released as common stock, of which 345,255 were exchanged for tax withholding and retired by the Company.
Preferred Stock
Our Amended and Restated Certificate of Incorporation authorizes our board of directors to designate and issue from time to time one or more series of preferred stock without stockholder approval. Our board of directors may fix and determine the designation, relative rights, preferences and limitations of the shares of each such series of preferred stock. There are no present plans to issue any shares of preferred stock and there are currently no such shares outstanding.
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. The LTIP was amended and restated in May 2025 to increase the number of shares available to be awarded by 580,500 shares to 4,540,500 shares. As of June 30, 2026, there were 561,611 shares available to be granted.
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
The following is a summary of RSU activity during the six months ended June 30, 2026:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2026	1,400,787	$16.95
Granted	111,000	19.72
Vested	(1,016,999)	15.45
Forfeited	(38,680)	22.63
Outstanding at March 31, 2026	456,108	$20.51
Granted	156,245	18.46
Vested	(44,738)	21.32
Forfeited	(4,000)	19.72
Outstanding at June 30, 2026	563,615	$19.88

During the six months ended June 30, 2026, the Company modified RSU awards totaling 18,052 RSUs, accelerating vesting such that 50% vests on June 30, 2026 and 50% vests on December 31, 2026, subject to continued employment. The modification date fair value was $19.43 per unit based on the closing stock price on March 26, 2026. The modification resulted in no incremental compensation cost.
During the three and six months ended June 30, 2026, the Company recognized $2.0 million and $3.6 million of equity-based compensation expense relating to these restricted stock units, respectively.
During the three and six months ended June 30, 2025, the Company recognized $2.0 million and $4.2 million of equity-based compensation expense relating to these restricted stock units, respectively.
As of June 30, 2026, there is $7.9 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through May 2029, over a weighted-average period of 1.82 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024	March 5, 2025	May 1, 2026
Forecast period (years)	2.85	2.82	2.67
Risk-free rates	4.4%	3.9%	3.8%
Expected equity volatility	55%	47%	42%
Stock price on grant date	$21.48	$23.88	$18.77
Grant date fair value	$22.02	$23.54	$11.88

The following is a summary of PSU activity during the six months ended June 30, 2026:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2026	193,210	$22.72
Granted	—	—
Vested	—	—
Forfeited	(102,160)	22.69
Outstanding at March 31, 2026	91,050	$22.75
Granted	170,771	11.88
Vested	(27,083)	22.78
Forfeited	—	—
Outstanding at June 30, 2026	234,738	$14.84

During the six months ended June 30, 2026, the Company modified PSU awards previously granted to an executive under the February 23, 2024 and March 5, 2025 grants totaling 54,166 PSUs at target. The modification removed the TSR component, fixed the number of PSUs at target, and accelerated vesting (50% vests on June 30, 2026 and 50% vests on December 31, 2026) subject to continued employment. The fair value of the original awards immediately prior to modification was determined using a Monte Carlo simulation as of March 26, 2026, using risk-free rates of 3.73% and 3.87%, respectively, expected volatility of 33.7% and 34.2%, respectively, and a stock price of $19.43. Total incremental compensation cost resulting from the modification is $0.3 million, to be recognized through December 31, 2026.
During the three and six months ended June 30, 2026, the Company recognized $0.8 million and $(0.2) million of equity-based compensation expense relating to these PSUs, respectively.
During the three and six months ended June 30, 2025, the Company recognized $0.4 million and $0.6 million of equity-based compensation expense relating to these PSUs, respectively.
As of June 30, 2026, there is $2.5 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2028, over a weighted-average period of 2.13 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three and six months ended June 30, 2026. The intrinsic option value of the options was $3.1 million at June 30, 2026 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at June 30, 2026 none have a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three and six months ended June 30, 2026, 320,072 and 321,073 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three and six months ended June 30, 2026, 2,915 and 9,034 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.
The remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2026	2,065	39,585	41,650
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
2030	2,791	—	2,791
Thereafter	13,949	—	13,949
Total	134,724	146,635	281,359

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
Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands except share and per share amounts)	2026	2025	2026	2025
Numerator for earnings per common share:
Net income (loss) attributable to Vitesse Energy, Inc.	$33,081	$24,659	$(9,199)	$27,327
Allocation of earnings to participating securities(1)	—	(376)	—	—
Net income (loss) attributable to common shareholders	$33,081	$24,283	$(9,199)	$27,327
Adjustment to allocation of earnings to participating securities related to diluted shares	—	376	—	—
Net income (loss) attributable to common shareholders for diluted EPS	$33,081	$24,659	$(9,199)	$27,327

Denominator for earnings per common share:
Weighted average common shares outstanding	41,723,856	38,602,875	40,678,560	35,604,506
Weighted average Transitional Share RSUs outstanding with no future service required	317,623	502,087	385,836	502,092
Denominator for basic earnings per common share	42,041,479	39,104,962	41,064,396	36,106,598
LTIP RSUs	572,820	1,461,008	—	1,531,818
LTIP PSUs	12,549	92,929	—	82,710
Transitional Share options	225,804	270,282	—	283,825
Transitional Share RSUs with remaining performance/service obligation	—	38,814	—	38,814
Denominator for diluted earnings per common share	42,852,652	40,967,995	41,064,396	38,043,765

Net income (loss) per common share:
Basic	$0.79	$0.62	$(0.22)	$0.76
Diluted	$0.77	$0.60	$(0.22)	$0.72

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	—	—	629,035	—
LTIP PSUs	—	—	10,018	—
Transitional Share options	—	—	239,783	—
Transitional Share RSUs with remaining performance/service obligation	—	—	—	—

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
Note 11—Income Taxes
For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $6.8 million and an income tax benefit of $2.7 million, respectively. For the three and six months ended June 30, 2025 the Company recorded income tax expense of $9.9 million and $9.7 million, respectively.
The provision for income taxes for the three and six months ended June 30, 2026 and 2025 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) §162(m) limitations on certain covered employee compensation, (ii) discrete permanent differences related to vesting of RSUs for non-covered employees and (iii) state income taxes.
Note 12—Subsequent Events
On July 29, 2026, the Board declared a regular quarterly cash dividend for Vitesse’s common stock of $0.4375 per share for stockholders of record as of September 15, 2026, which will be paid on September 30, 2026.
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
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of June 30, 2026, we had a working interest in 6,579 gross (237.4 net) productive wells and 278 gross (6.4 net) wells that were being drilled or completed, and an additional 320 gross (13.0 net) wells that had been permitted for development by our operators. In addition, we had a royalty only interest in 1,289 gross (3.1 net) productive wells.
As previously announced, on May 1, 2026, Mr. Jamie Benard joined our team as President and Chief Executive Officer. On the same date, Mr. Brian Cree transitioned from President and Interim Chief Executive Officer to Senior Advisor, a role he will hold until his retirement on December 31, 2026.
Our financial and operating performance for the three months ended June 30, 2026 included the following:
■Paid $20.6 million in dividends to our equity holders.
■Production of 17,354 Boe/d with 60% of production from oil.
■Total revenue of $91.0 million.
■Net income of $33.1 million.
■Cash flows from operations of $25.4 million.
■Invested $20.7 million in capital development and acquisitions, net of divestitures.
■Total debt of $158.5 million at June 30, 2026.
Industry Trends Impacting Our Business
Commodity prices are a significant factor impacting our earnings, operating cash flows and our acquisition and divestiture strategy, as well as the decisions of us and our operators in conducting operations. During the last several years, prices for oil and natural gas have experienced sustained volatility, impacted by general economic and political conditions, the conflict between Russia and Ukraine, conflict in the Middle East, including Iran, the situation in Venezuela, U.S. international trade and tariff policies and responses thereto, supply chain constraints, elevated interest rates and costs of capital, and changes in production by OPEC and its key member, Saudi Arabia, and certain other non-OPEC oil-producing countries. Most recently, the conflict in Iran and disruption of maritime traffic through the Strait of Hormuz has caused significant volatility in commodity prices.
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
General and administrative expenses. General and administrative expenses include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, franchise taxes, audit and other professional fees and legal compliance. During the six months ended June 30, 2025, general and administrative expenses included non-recurring costs related to the Lucero Acquisition and an offset for reimbursement of past legal expenses as a result of a settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements.
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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the three and six months ended June 30, 2026 and 2025.
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

	THREE MONTHS ENDED JUNE 30,
Average Daily Prices (1)	2026	2025
WTI Oil (per Bbl)	$92.38	$63.55
Natural Gas (per MMBtu)	2.95	3.19

	SIX MONTHS ENDED JUNE 30,
Average Daily Prices (1)	2026	2025
WTI Oil (per Bbl)	$82.40	$67.36
Natural Gas (per MMBtu)	3.81	3.63

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average second quarter 2026 NYMEX oil price was $92.38 per barrel, or 45% higher than the average NYMEX oil price per barrel in the second quarter of 2025. Our settled derivatives decreased our second quarter 2026 realized oil price per barrel by $20.84 and increased our second quarter 2025 realized oil price per barrel by $4.71. Our average second quarter 2026 realized oil price per barrel after reflecting settled derivatives was $71.14 compared to $64.21 during the same period in 2025.
The average second quarter 2026 NYMEX natural gas price was $2.95 per MMBtu, or 8% lower than the average NYMEX price per MMBtu in the second quarter of 2025. In the second quarter of 2026, our settled derivatives increased our realized natural gas price by $0.38 per Mcf, bringing our realized natural gas price after reflecting settled derivatives to $1.55 per Mcf. In the second quarter of 2025, we had no material natural gas price derivatives in place and our realized natural gas price was $4.17 per Mcf.
The average year-to-date 2026 NYMEX oil price was $82.40 per barrel, or 22% higher than the 2025 average year-to-date oil price per barrel. Our settled derivatives decreased our average year-to-date 2026 realized oil price per barrel by $13.06 and increased our average year-to-date 2025 realized oil price per barrel by $2.92. Our average year-to-date 2026 realized oil price per barrel after reflecting settled derivatives was $66.60 compared to $64.53 during the same period in 2025.
The average year-to-date 2026 NYMEX natural gas price was $3.81 per MMBtu, or 5% higher than the 2025 average year-to-date price per MMBtu. During the six months ended June 30, 2026, our settled derivatives decreased our realized natural gas price by $0.13 per Mcf, bringing our realized natural gas price after reflecting settled derivatives to $1.55 per Mcf. During the six months ended June 30, 2025, we had no material natural gas price derivatives in place and our realized natural gas price was $3.61 per Mcf.
We employ a hedging program that partially mitigates the risk associated with fluctuations in commodity prices. For detailed information on our commodity hedging program, see Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk and Note 6 (“Commodity Derivative Instruments”) to the Condensed Consolidated Financial Statements.
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

Results of Operations
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
The following table sets forth selected financial and operating data for the periods indicated.

	THREE MONTHS ENDED JUNE 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2026	2025	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$86,507	$66,611	$19,896	30%
Natural gas	4,497	15,144	(10,647)	(70%)
Total revenue	$91,004	$81,755	$9,249	11%
Operating Expenses
Lease operating expense	$17,975	$19,629	$(1,654)	(8%)
Production taxes	8,459	6,180	2,279	37%
General and administrative	6,150	311	5,839	1877%
Depletion, depreciation, amortization, and accretion	34,809	34,576	233	1%
Equity-based compensation	2,735	2,403	332	14%
Interest Expense	$3,022	$2,539	$483	19%
Commodity Derivative Gain, Net	$22,043	$18,451	$3,592	19%
Income Tax (Benefit) Expense	$6,776	$9,871	$(3,095)	(31%)
Production Data:
Oil (MBbls)	940	1,119	(179)	(16%)
Natural gas (MMcf)	3,832	3,630	202	6%
Combined volumes (MBoe)	1,579	1,724	(145)	(8%)
Daily combined volumes (Boe/d)	17,354	18,950	(1,596)	(8%)
Average Realized Prices before Hedging:
Oil (per Bbl)	$91.98	$59.50	$32.48	55%
Natural gas (per Mcf)	1.17	4.17	(3.00)	(72%)
Combined (per Boe)	57.63	47.41	10.22	22%
Average Realized Prices with Hedging:
Oil (per Bbl)	$71.14	$64.21	$6.93	11%
Natural gas (per Mcf)	1.55	4.17	(2.62)	(63%)
Combined (per Boe)	46.12	50.47	(4.35)	(9%)
Average Costs (per Boe):
Lease operating	$11.38	$11.38	$—	—%
Production taxes	5.36	3.58	1.78	50%
General and administrative	3.89	0.18	3.71	2061%
Depletion, depreciation, amortization, and accretion	22.04	20.05	1.99	10%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $91.0 million for the three months ended June 30, 2026 from $81.8 million for the three months ended June 30, 2025. The increase in oil and natural gas revenue was due to a 22% increase in the average realized prices per Boe before hedging, partially offset by an 8% decrease in production volumes for the three months ended June 30, 2026. The increase in average realized prices per Boe before hedging increased oil and natural gas revenue by $17.6 million, while the decrease in production volumes decreased oil and natural gas revenue by $8.4 million.

During the three months ended June 30, 2025, $3.3 million and $13.6 million of recoupments of oil and natural gas revenue, respectively, were recognized as part of the settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements.
Our oil price differential to the weighted average benchmark price during the three months ended June 30, 2026 was negative $0.88 per barrel, as compared to a negative $4.17 per barrel during the three months ended June 30, 2025, primarily due to more favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the three months ended June 30, 2026 was $1.17 per Mcf, representing a 40% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $4.17 per Mcf during the three months ended June 30, 2025, representing a 130% realization relative to the weighted average NYMEX natural gas price. The lower realized price was primarily due to the legal settlement increasing the realized price per Mcf in the prior period. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense decreased to $18.0 million for the three months ended June 30, 2026 from $19.6 million for the three months ended June 30, 2025. The decrease is primarily attributable to an 8% decrease in production volumes between periods.
Production Tax Expense. Total production taxes increased to $8.5 million for the three months ended June 30, 2026 from $6.2 million for the three months ended June 30, 2025. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.3% and 7.6% for the three months ended June 30, 2026 and 2025, respectively. The production tax rate was lower for the three months ended June 30, 2025 due to a legal settlement increasing revenue in the period.
General and Administrative Expense. General and administrative expense increased to $6.2 million for the three months ended June 30, 2026 from $0.3 million for the three months ended June 30, 2025. During the three months ended June 30, 2025, $7.1 million of litigation costs were reimbursed as a result of a legal settlement. Excluding net litigation costs and Lucero Acquisition transaction costs of $0.3 million, general and administrative expense on a per Boe basis was $3.47 for the three months ended June 30, 2025 compared to $3.89 for the three months ended June 30, 2026.
DD&A. DD&A increased to $34.8 million for the three months ended June 30, 2026 compared with $34.6 million for the three months ended June 30, 2025. The increase was the result of a $1.99 per Boe increase in the DD&A rate for the three months ended June 30, 2026, partially offset by an 8% decrease in production compared with the three months ended June 30, 2025. The increase in the DD&A rate accounted for a $3.4 million increase in DD&A expense while the decrease in production accounted for a $3.2 million decrease in DD&A expense.
For the three months ended June 30, 2026, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $21.85 per Boe compared with $19.88 per Boe for the three months ended June 30, 2025.
Equity-Based Compensation. During the three months ended June 30, 2026, equity-based compensation expense increased to $2.7 million from $2.4 million during the three months ended June 30, 2025. Equity-based compensation expense was higher in 2026 due to additional LTIP RSUs and PSUs awarded to employees and directors.
Interest Expense. Interest expense increased to $3.0 million for the three months ended June 30, 2026 from $2.5 million for the three months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily due to a higher average debt balance during the period.
Commodity Derivative Gain, Net. The commodity derivative gain was $22.0 million for the three months ended June 30, 2026 compared with a gain of $18.5 million for the three months ended June 30, 2025. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2026	2025
Realized (loss) gain on commodity derivatives (1)	$(18,170)	$5,271
Unrealized gain on commodity derivatives (1)	40,213	13,180
Total commodity derivative gain	$22,043	$18,451

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
In the three months ended June 30, 2026, 84% of our oil volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $19.6 million. In the three months ended June 30, 2026, half of our natural gas volumes were covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.4 million. In the three months ended June 30, 2025, 58% of our oil volumes and no material natural gas volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $5.3 million.
At June 30, 2026, all of our derivative contracts were recorded at their fair value, which was a net asset of $6.4 million, an increase in value of $40.2 million from the $33.8 million net liability recorded as of March 31, 2026. Derivative contract fair value is recorded in part based on published forward commodity prices. This increase in fair value was largely driven by the NYMEX WTI price decreasing from $101.38/Bbl at March 31, 2026 to $69.50/Bbl at June 30, 2026 and the corresponding change in forward commodity prices.
Income Tax Expense. During the three months ended June 30, 2026, we recorded an income tax expense of $6.8 million related to federal and state income taxes compared to an income tax expense of $9.9 million for the three months ended June 30, 2025.
The provision for income taxes for the three months ended June 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
The following table sets forth selected financial and operating data for the periods indicated.

	SIX MONTHS ENDED JUNE 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2026	2025	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$146,524	$125,535	$20,989	17%
Natural gas	11,891	22,390	(10,499)	(47%)
Total revenue	$158,415	$147,925	$10,490	7%
Operating Expenses
Lease operating expense	$33,310	$33,484	$(174)	(1%)
Production taxes	14,124	11,953	2,171	18%
General and administrative	14,736	12,442	2,294	18%
Depletion, depreciation, amortization, and accretion	65,996	61,139	4,857	8%
Equity-based compensation	3,460	4,873	(1,413)	(29%)
Interest Expense	$5,637	$5,443	$194	4%
Commodity Derivative (Loss) Gain, Net	$(32,963)	$18,279	$(51,242)	(280%)
Income Tax (Benefit) Expense	$(2,689)	$9,669	$(12,358)	(128%)
Production Data:
Oil (MBbls)	1,839	2,038	(199)	(10%)
Natural gas (MMcf)	7,058	6,206	852	14%
Combined volumes (MBoe)	3,016	3,072	(56)	(2%)
Daily combined volumes (Boe/d)	16,662	16,971	(309)	(2%)
Average Realized Prices before Hedging:
Oil (per Bbl)	$79.66	$61.61	$18.05	29%
Natural gas (per Mcf)	1.68	3.61	(1.93)	(53%)
Combined (per Boe)	52.53	48.16	4.37	9%
Average Realized Prices with Hedging:
Oil (per Bbl)	$66.60	$64.53	$2.07	3%
Natural gas (per Mcf)	1.55	3.61	(2.06)	(57%)
Combined (per Boe)	44.24	50.09	(5.85)	(12%)
Average Costs (per Boe):
Lease operating	$11.05	$10.90	$0.15	1%
Production taxes	4.68	3.89	0.79	20%
General and administrative	4.89	4.05	0.84	21%
Depletion, depreciation, amortization, and accretion	21.88	19.90	1.98	10%

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $158.4 million for the six months ended June 30, 2026 from $147.9 million for the six months ended June 30, 2025. The increase in oil and natural gas revenue was due to a 9% increase in the average realized prices per Boe before hedging, which was partially offset by a 2% decrease in production volumes for the six months ended June 30, 2026. The increase in average realized prices per Boe before hedging increased oil and natural gas revenue by $13.4 million, while the decrease in production volumes decreased oil and natural gas revenue by $2.9 million.

During the six months ended June 30, 2025, $3.3 million and $13.6 million of recoupments of oil and natural gas revenue, respectively, were recognized as part of the settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements.
Our oil price differential to the weighted average benchmark price during the six months ended June 30, 2026 was negative $3.11 per barrel, as compared to a negative $5.32 per barrel during the six months ended June 30, 2025, primarily due to more favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the six months ended June 30, 2026 was $1.68 per Mcf, representing a 44% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $3.61 per Mcf during the six months ended June 30, 2025, representing a 101% realization relative to the weighted average NYMEX natural gas price. The lower realized price was primarily due to a legal settlement increasing the realized price per Mcf in the prior period. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense decreased to $33.3 million for the six months ended June 30, 2026 from $33.5 million for the six months ended June 30, 2025. The decrease is primarily attributable to a 2% decrease in production between periods.
Production Tax Expense. Total production taxes increased to $14.1 million for the six months ended June 30, 2026 from $12.0 million for the six months ended June 30, 2025. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 8.9% and 8.1% for the six months ended June 30, 2026 and 2025, respectively. The production tax rate was lower for the six months ended June 30, 2025 due to the legal settlement increasing revenue in the period.
General and Administrative Expense. General and administrative expense increased to $14.7 million for the six months ended June 30, 2026 from $12.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, $2.4 million in separation benefits related to our leadership transition were incurred. During the six months ended June 30, 2025, $7.1 million of litigation costs were reimbursed as a result of a legal settlement and Lucero Acquisition transaction costs of $4.9 million were incurred. Excluding these one-time costs, general and administrative expense on a per Boe basis increased to $4.09 for the six months ended June 30, 2026 from $3.87 for the six months ended June 30, 2025.
DD&A. DD&A increased to $66.0 million for the six months ended June 30, 2026 from $61.1 million for the six months ended June 30, 2025. The increase was the result of a $1.98 per Boe increase in the DD&A rate, partially offset by a 2% decrease in production for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase in the DD&A rate accounted for a $6.1 million increase in DD&A expense while the decrease in production accounted for a $1.2 million decrease in DD&A expense.
For the six months ended June 30, 2026, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $21.69 per Boe compared with $19.74 per Boe for the six months ended June 30, 2025.
Equity-Based Compensation. During the six months ended June 30, 2026, equity-based compensation expense decreased to $3.5 million from $4.9 million during the six months ended June 30, 2025. Equity-based compensation expense was primarily lower in 2026 due to a $1.4 million reversal of expense for forfeited awards during the period.
Interest Expense. Interest expense increased to $5.6 million for the six months ended June 30, 2026 from $5.4 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 was due to a higher average debt balance during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Commodity Derivative (Loss) Gain, Net. The commodity derivative loss was $33.0 million for the six months ended June 30, 2026 compared with a gain of $18.3 million for the six months ended June 30, 2025. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025
Realized (loss) gain on commodity derivatives (1)	$(24,999)	$5,954
Unrealized (loss) gain on commodity derivatives (1)	(7,964)	12,325
Total commodity derivative (loss) gain	$(32,963)	$18,279

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
In the six months ended June 30, 2026, 72% of our oil volumes were subject to financial hedges, which resulted in a realized loss on oil derivatives of $24.0 million. In the six months ended June 30, 2026, approximately half of our natural gas volumes were covered by residue gas and NGL financial hedges, which resulted in a realized loss on gas and NGL derivatives of $1.0 million. In the six months ended June 30, 2025, 52% of our oil volumes and no material natural gas volumes were subject to financial hedges, which resulted in a realized gain on oil derivatives of $6.0 million.
At June 30, 2026, all of our derivative contracts were recorded at their fair value, which was a net asset of $6.4 million, a decrease in value of $8.0 million from the $14.4 million net asset recorded as of December 31, 2025. Derivative contract fair value is recorded in part based on published forward commodity prices. This decline in fair value was largely driven by the NYMEX WTI price increasing from $57.42/Bbl at December 31, 2025 to $69.50/Bbl at June 30, 2026 and the corresponding change in forward commodity prices.
Income Tax Expense. During the six months ended June 30, 2026, we recorded an income tax benefit of $2.7 million related to federal and state income taxes compared to an income tax expense of $9.7 million for the six months ended June 30, 2025.
The provision for income taxes for the six months ended June 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income (loss) primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.
Liquidity and Capital Resources
Overview. At June 30, 2026, we had $0.9 million of unrestricted cash on hand and $116.5 million available under the elected commitments in our Revolving Credit Facility. At December 31, 2025, we had $1.3 million of unrestricted cash on hand and $125.5 million available under the elected commitments in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand, availability under the Revolving Credit Facility and proceeds from equity or debt offerings and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements for the next twelve months, as described below, including our planned capital expenditures program, as well as dividends and our share repurchase program. We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties and dividend payments. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of accrued revenue, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At June 30, 2026 and December 31, 2025, we had a working capital surplus of $3.1 million and $0.9 million, respectively. Current assets increased by $6.2 million and current liabilities increased by $4.0 million at June 30, 2026, compared to December 31, 2025. The increase in current assets during the six months ended June 30, 2026 was primarily due to an increase of $21.8 million in accrued revenue, partially offset by a decrease of $12.5 million in current derivative instrument assets due to forward oil price increases as compared to hedged oil prices. The increase in current liabilities during the six months ended June 30, 2026 was primarily due to an increase of $4.3 million in current derivative instrument liabilities due to forward oil price increases as compared to hedged oil prices.

Cash Flows. Our cash flows for the six months ended June 30, 2026 and 2025 are presented below:

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025
Cash flows provided by operating activities	$49,468	$83,505
Cash flows used in investing activities	(39,388)	(66,118)
Cash flows used in financing activities	(10,524)	(18,392)
Net change in cash	$(444)	$(1,005)

During the six months ended June 30, 2026, we generated $49.5 million of cash from operations, a $34.0 million decrease from the six months ended June 30, 2025. Cash flows from operating activities are primarily affected by production volumes, commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. During 2025, we received a one-time $24.0 million legal settlement that impacted cash flows from operating activities. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Commodity Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the six months ended June 30, 2026 was $39.4 million compared to $66.1 million during the six months ended June 30, 2025. The $26.7 million decrease was primarily related to lower development activity between periods. Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our net cash proceeds and spending for divestiture and acquisition activities was $0.7 million and $(1.6) million, during the six months ended June 30, 2026 and 2025, respectively.
Cash used in financing activities was $10.5 million and $18.4 million during the six months ended June 30, 2026 and 2025, respectively. The cash used in financing activities during the six months ended June 30, 2026 was related to $44.1 million in dividends paid, partially offset by $34.0 million of net borrowings under our Revolving Credit Facility. The cash used in financing activities during the six months ended June 30, 2025 was related to $47.8 million in dividends paid, $11.0 million of net repayments under our Revolving Credit Facility and the $9.2 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $49.8 million in cash acquired in the Lucero Acquisition.
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
The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of our proved oil and natural gas reserves, as determined by the lenders in their discretion. As of June 30, 2026, our borrowing base and aggregate elected commitment was $275.0 million of which $158.5 million was outstanding. See Note 5 (“Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.

As previously disclosed, in conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended in April 2026 to decrease the borrowing base to $275 million and increase the elected commitments to $275 million. In addition, the derivative compliance requirement was amended to the less restrictive requirement described above.
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
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is primarily at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of June 30, 2026, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $44.1 million during the six months ended June 30, 2026. While we believe that our future cash flows from operations will be able to sustain future dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the six months ended June 30, 2026, total capital expenditures was $39.4 million, including development expenditures and our acquisition and divestiture activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2026 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities, and, as a result, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors. Historically, the markets for oil and natural gas have been volatile, and we believe these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil and natural gas that also increase and decrease along with oil and natural gas prices.
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
See Note 4 (“Fair Value Measurements”) and Note 6 (“Commodity Derivative Instruments”) to the Condensed Consolidated Financial Statements for further details regarding our commodity derivatives.
Based upon our open commodity derivative positions at June 30, 2026, a hypothetical 10% increase or decrease in the NYMEX WTI strip price would decrease or increase our net commodity derivative position by approximately $29.3 million and $29.0 million, respectively. A hypothetical 10% increase or decrease in the Henry Hub-NYMEX strip price, related basis swaps and NGL prices would decrease or increase our net commodity derivative position by approximately $1.5 million and $1.6 million, respectively. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices increase or decrease.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $0.7 million increase or decrease in interest expense for the six months ended June 30, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	—	$59.8	million
May 1, 2026 to May 31, 2026	—	—	—	59.8	million
June 1, 2026 to June 30, 2026	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K.

6. Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
4.1	Registration Rights Agreement, dated as of April 8, 2026, by and among Vitesse Energy, Inc., Titan Exploration, LLC and the other parties thereto.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed April 10, 2026, File No. 001-41546
10.1	Fifth Amendment to Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 4, 2026 File No 001-41546
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Furnished herewith.
101.INS	XBRL Instance Document	Formatted as Inline XBRL and contained in Exhibit 101.
101.SCH	XBRL Schema Document	Furnished herewith.
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Label Linkbase Document	Furnished herewith.
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jamie Benard	Chief Executive Officer and President	August 3, 2026
Jamie Benard	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	August 3, 2026
James P. Henderson	(Principal Financial and Accounting Officer)