Form 10-Q
period 2026-09-30
Vitesse Energy, Inc.
filed 2026-11-02
CIK 1944558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 42,131,715 shares of common stock as of October 30, 2026.

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
■our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
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
■extreme weather events, natural disasters, fluctuating regional and global weather conditions or patterns, pandemic, war (such as hostilities in the Middle East, including the conflict with Iran, related disruptions in the Strait of Hormuz, the conflict in Ukraine and the situation in Venezuela), financial or political instability, casualty losses and other matters beyond our control;
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
Any forward-looking statements, express or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Any forward-looking statement that we make in this Form 10-Q speaks only as of the date on which it was made. Except as otherwise required by applicable law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

PART I – FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
VITESSE ENERGY, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except shares)	2026	2025
Assets
Current Assets
Cash	$650	$1,328
Accrued revenue	50,581	30,620
Commodity derivatives	70	14,252
Prepaid expenses and other current assets	3,612	5,967
Total current assets	54,913	52,167
Oil and Gas Properties-Using the successful efforts method of accounting
Proved oil and gas properties	1,661,848	1,525,890
Less accumulated DD&A and impairment	(789,829)	(691,963)
Total oil and gas properties, net	872,019	833,927
Other Property and Equipment—Net	83	123
Commodity derivatives	14	184
Other noncurrent assets	6,305	6,949
Total assets	$933,334	$893,350
Liabilities and Equity
Current Liabilities
Accounts payable	$4,638	$11,803
Accrued liabilities	45,701	39,141
Commodity derivatives	33,948	—
Other current liabilities	338	307
Total current liabilities	84,625	51,251
Revolving credit facility	190,500	124,500
Deferred tax liability	55,660	67,493
Asset retirement obligations	19,572	14,022
Commodity derivatives	6,347	46
Other noncurrent liabilities	5,694	6,721
Total liabilities	$362,398	$264,033
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued at September 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, $0.01 par value, 95,000,000 shares authorized; 42,802,648 and 40,615,302 shares issued at September 30, 2026 and December 31, 2025, respectively	428	406
Additional paid-in capital	618,117	630,961
Accumulated deficit	(47,609)	(2,050)
Total equity	570,936	629,317
Total liabilities and equity	$933,334	$893,350

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2026	2025	2026	2025
Revenue
Oil	$76,516	$64,422	$223,039	$189,957
Natural gas	6,436	3,021	18,327	25,412
Total revenue	82,952	67,443	241,366	215,369
Operating Expenses
Lease operating expense	19,223	18,465	52,533	51,949
Production taxes	7,499	6,229	21,622	18,181
General and administrative	4,944	5,743	19,680	18,185
Depletion, depreciation, amortization, and accretion	32,790	34,216	98,787	95,355
Equity-based compensation	2,165	2,682	5,625	7,555
Total operating expenses	66,621	67,335	198,247	191,225
Operating Income	16,331	108	43,119	24,144
Other (Expense) Income
Commodity derivative (loss) gain, net	(58,588)	681	(91,550)	18,960
Interest expense	(3,252)	(2,381)	(8,888)	(7,825)
Other income (expense), net	5	27	(74)	153
Total other (expense) income	(61,835)	(1,673)	(100,512)	11,288

(Loss) Income Before Income Taxes	$(45,504)	$(1,565)	$(57,393)	$35,432

(Provision for) Benefit from Income Taxes	9,144	254	11,833	(9,416)

Net (Loss) Income	$(36,360)	$(1,311)	$(45,560)	$26,016

Weighted average common shares – basic	42,258,562	39,135,284	41,466,826	37,127,254
Weighted average common shares – diluted	42,258,562	39,135,284	41,466,826	39,060,395
Net (loss) income per common share – basic	$(0.86)	$(0.03)	$(1.10)	$0.70
Net (loss) income per common share – diluted	$(0.86)	$(0.03)	$(1.10)	$0.67

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance—January 1, 2026	40,615,302	$406	—	$—	$630,961	$(2,050)	$629,317
Net loss	—	—	—	—	—	(42,280)	(42,280)
Issuance of stock units, net of forfeitures	72,320	1	—	—	(893)	—	(892)
Equity-based compensation	—	—	—	—	2,093	—	2,093
Common stock dividends declared ($0.4375 per share)	—	—	—	—	(17,793)	—	(17,793)
Balance—March 31, 2026	40,687,622	$407	—	$—	$614,368	$(44,330)	$570,445

Net income	—	—	—	—	—	33,081	33,081
Issuance of stock units, net of forfeitures	179,328	2	—	—	(6)	—	(4)
Issuance of common stock for Powder River Basin Acquisition, net of issuance costs	1,935,698	19	—	—	36,432	—	36,451
Equity-based compensation	—	—	—	—	2,741	—	2,741
Common stock dividends declared ($0.4375 per share)	—	—	—	—	(18,791)	—	(18,791)
Balance—June 30, 2026	42,802,648	$428	—	$—	$634,744	$(11,249)	$623,923

Net loss	—	—	—	—	—	(36,360)	(36,360)
Equity-based compensation	—	—	—	—	2,165	—	2,165
Common stock dividends declared ($0.4375 per share)	—	—	—	—	(18,792)	—	(18,792)
Balance—September 30, 2026	42,802,648	$428	—	$—	$618,117	$(47,609)	$570,936

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Equity (Unaudited)

	Common Stock		Preferred Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Equity
Balance—January 1, 2025	32,650,889	$326	—	$—	$505,133	$(5,125)	$500,334
Net income	—	—	—	—	—	2,668	2,668
Issuance of restricted stock units, net of forfeitures	150,165	1	—	—	87	—	88
Issuance of common stock to acquire Lucero	8,169,839	82	—	—	194,197	—	194,279
Equity-based compensation	—	—	—	—	2,469	—	2,469
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,991)	—	(22,991)
Stock exchanged for tax withholding and retired	(345,255)	(3)	—	—	(9,154)	—	(9,157)
Balance—March 31, 2025	40,625,638	$406	—	$—	$669,741	$(2,457)	$667,690

Net income	—	—	—	—	—	24,659	24,659
Issuance of restricted stock units, net of forfeitures	(8,336)	—	—	—	(182)	—	(182)
Equity-based compensation	—	—	—	—	2,665	—	2,665
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(22,957)	—	(22,957)
Balance—June 30, 2025	40,617,302	$406	—	$—	$649,267	$22,202	$671,875

Net loss	—	—	—	—	—	(1,311)	(1,311)
Forfeiture of restricted stock units	(2,000)	—	—	—	(6)	—	(6)
Equity-based compensation	—	—	—	—	2,692	—	2,692
Common stock dividends declared ($0.5625 per share)	—	—	—	—	(793)	(22,202)	(22,995)
Balance—September 30, 2025	40,615,302	$406	—	$—	$651,160	$(1,311)	$650,255

See notes to Condensed Consolidated Financial Statements

VITESSE ENERGY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(45,560)	$26,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	98,787	95,355
Unrealized loss (gain) on commodity derivative instruments	54,601	(8,748)
Equity-based compensation	5,625	7,555
Deferred income taxes	(11,833)	9,098
Amortization of debt issuance costs	722	637
Changes in operating assets and liabilities that provided (used) cash:
Accrued revenue	(19,961)	9,855
Prepaid expenses and other current assets	2,354	319
Accounts payable	(1,433)	(3,254)
Accrued liabilities	5,557	(4,282)
Other	(16)	358
Net cash provided by operating activities	88,843	132,909
Cash Flows from Investing Activities
Acquisition of oil and gas properties	(25,922)	(7,433)
Divestiture of oil and gas properties	514	—
Development of oil and gas properties	(66,970)	(90,466)
Purchase of other property and equipment	(8)	(5)
Net cash used in Investing Activities	(92,386)	(97,904)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	91,000	62,500
Repayments of revolving credit facility	(25,000)	(65,500)
Dividends paid	(62,714)	(69,841)
Cash acquired associated with the Lucero Acquisition	—	49,846
Equity issuance costs for Powder River Basin Acquisition	(131)	—
Stock exchanged for tax withholding	—	(9,157)
Debt issuance costs	(290)	(247)
Net cash provided by (used in) Financing Activities	2,865	(32,399)
Net change in cash	(678)	2,606
Cash—Beginning of period	1,328	2,967
Cash—End of period	$650	$5,573
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,430	$7,330
Cash paid for income taxes	—	—
Supplemental Disclosure of Noncash Activity
Oil and gas properties included in accounts payable and accrued liabilities	$27,760	$39,469
Asset retirement obligations capitalized to oil and gas properties	4,678	3,075
Issuance of common stock related to acquisitions	36,582	194,279

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
Interim Financial Statements
These financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash and Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of September 30, 2026 and December 31, 2025. As of the consolidated balance sheet date and periodically throughout the quarter, balances of cash exceeded the federally insured limit.
Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas activities. Under this method of accounting, costs associated with the acquisition, drilling, and equipping of successful exploratory wells and costs of successful and unsuccessful development wells are capitalized and depleted, net of estimated salvage values, using the units-of-production method on the basis of a reasonable aggregation of properties within a common geological structural feature or stratigraphic condition, such as a reservoir or field. The Company’s proved oil and gas reserve information was computed by applying the average first-day-of-the-month oil and gas price during the 12-month period ended on the balance sheet date. During the three and nine months ended September 30, 2026, the Company recorded depletion expense of $32.5 million and $97.9 million, respectively. The Company’s depletion rate per Boe for the three and nine months ended September 30, 2026 was $20.98 and $21.44, respectively. During the three and nine months ended September 30, 2025, the Company recorded depletion expense of $33.9 million and $94.6 million, respectively. The Company’s depletion rate per Boe for the three and nine months ended September 30, 2025 was $20.32 and $19.95, respectively.
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
The Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such cash flows to the carrying amount of the proved oil and gas properties to determine if the amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust its proved oil and gas properties to estimated fair value. The factors used to estimate fair value include estimates of reserves, future estimated commodity prices adjusted for basis differentials, future production estimates, anticipated capital expenditures and operating expenses, and a discount rate commensurate with the risk associated with realizing the projected cash flows. The discount rate is a rate that management believes is representative of current market conditions and includes estimates for a risk premium and other operational risks. There were no proved oil and gas property impairments during the three and nine months ended September 30, 2026 and 2025.
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
Concentrations of Credit Risk
For the three and nine months ended September 30, 2026, three and four operators accounted for 46 percent and 52 percent, respectively, of oil and natural gas revenue.
For the three and nine months ended September 30, 2025, three and five operators accounted for 50 percent and 68 percent, respectively, of oil and natural gas revenue.
As of September 30, 2026 and December 31, 2025, three operators accounted for 51 percent and 50 percent, respectively, of oil and natural gas accrued revenue.
The Company’s non-operated oil and natural gas revenue is generated from the sale of oil and natural gas by operators on its behalf. The Company monitors the financial condition of its operators.
For operated properties during each of the three and nine months ended September 30, 2026, two purchasers accounted for 96 percent and 74 percent, respectively, of the Company’s operated sales. During each of the three and nine months ended September 30, 2025, one purchaser accounted for over 90 percent of the Company’s operated sales. The Company believes that the loss of a purchaser would not have a material adverse effect on the Company’s operations, as there are a number of alternative purchasers in the region.
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
The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2026.

Commodity Derivative Instruments
The Company enters into derivative contracts to manage its exposure to oil and gas price volatility. Commodity derivative contracts may take the form of swaps, puts, calls, or collars. Cash settlements from the Company’s commodity price risk management activities are recorded in the month the contracts mature. Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to Commodity derivative (loss) gain, net in the consolidated statements of operations.
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
Note 3—Oil and Gas Properties
Asset Acquisitions
Powder River Basin Acquisition
The Company closed on an acquisition on April 8, 2026, with an effective date of January 1, 2026, of non-operated proved oil and gas properties and proved leaseholds in the Powder River Basin. The purchase price was $35.0 million, with $1.6 million of upward post-effective date purchase price adjustments, for an aggregate preliminary purchase price of $36.6 million, which was settled in exchange for 1,935,698 shares of common stock of the Company. This transaction qualified as an asset acquisition; therefore, the oil and gas properties were recorded based on the value of the aggregate consideration transferred on the close date, plus an additional $0.3 million of transaction costs that were capitalized as a component of the assets acquired. Additionally, post-close cash settlements of $(1.1) million related to pre-close activity were recorded to proved oil and gas properties.
Denver-Julesburg Basin Acquisition
The Company closed on an acquisition on September 15, 2026, with an effective date of June 1, 2026, of non-operated proved oil and gas properties and proved leaseholds in the Denver-Julesburg Basin. The purchase price was $26.0 million, with $0.1 million of downward post-effective date purchase price adjustments, for an aggregate preliminary purchase price of $25.9 million and was paid in cash. This transaction qualified as an asset acquisition; therefore, the oil and gas properties were recorded based on the value of the aggregate consideration transferred on the close date. Transaction costs were de minimis.
Additionally, during the three and nine months ended September 30, 2026, the Company purchased proved oil and gas properties and proved leaseholds in multiple transactions for an aggregate cash purchase price of $0.3 million and $1.1 million, respectively.
During the nine months ended September 30, 2025, the Company purchased proved oil and gas properties and proved leaseholds in multiple transactions for an aggregate cash purchase price of $7.4 million.
Lucero Acquisition
On March 7, 2025, the Company closed the Lucero Acquisition and issued 8,169,839 shares of common stock to Lucero shareholders. Based on the purchase price allocation, the Company recorded the assets acquired and liabilities assumed at their estimated fair value on March 7, 2025. Determining the fair value of the assets and liabilities of Lucero required judgment and certain assumptions to be made. See Note 4 (“Fair Value Measurements”) for additional information.
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

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025
Total revenue	$227,096
Income before taxes	39,937

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
Recurring Fair Value Measurements
As of September 30, 2026, the Company’s derivative financial instruments are composed of commodity swaps and collars. The fair value of the swap and collar agreements is determined under the income valuation technique using a discounted cash flow model. The valuation models require a variety of inputs, including contractual terms, published forward commodity prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s commodity derivative instruments are included within Level 2 of the fair value hierarchy. See Note 6 (“Commodity Derivative Instruments”).
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
Financial Instruments Not Measured at Fair Value
The carrying amounts of the majority of the Company’s financial instruments, namely cash, receivables, accounts payable, and accrued liabilities, approximate their fair values due to the short-term nature of these instruments. The Company’s credit facility has a recorded value that approximates fair market value, as it bears interest at a floating rate that approximates a current market rate. See Note 5 (“Credit Facility”).
Note 5— Credit Facility
In January 2023, the Company entered into a secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of banks, as lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will mature on October 22, 2028. The Revolving Credit Facility permits borrowing on a revolving credit basis with availability equal to the least of (1) the aggregate elected commitments, (2) the then-effective borrowing base and (3) the maximum credit amount of $500 million. The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of the Company’s proved oil and natural gas reserves, as determined by the lenders in their discretion. As of September 30, 2026 and December 31, 2025, the Company’s borrowing base was $275 million and $295 million with aggregate elected commitments of $275 million and $250 million of which $190.5 million and $124.5 million was outstanding, respectively.
At the Company’s option, borrowings under the Revolving Credit Facility bear interest at a rate, which is either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% or the 30-day Term SOFR rate plus 1.00%), plus an applicable margin expected to range from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings in each case based on the current commitment utilization percentage. Interest is calculated and paid monthly in arrears. Additionally, the Company incurs an unused credit facility fee, paid quarterly, of 0.50% of the unutilized commitment regardless of the borrowing base utilization percentage. As of September 30, 2026 and December 31, 2025, the interest rate on the outstanding balance under the Revolving Credit Facility was 6.94% and 6.75%, respectively.
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
Under the Revolving Credit Facility, the Company is permitted to make cash distributions without limit to our equity holders if (i) no event of default or borrowing base deficiency (i.e., outstanding debt (including loans and letters of credit) exceeds the borrowing base) then exists or would result from such distribution and (ii) after giving effect to such distribution, (a) total outstanding credit usage does not exceed 80% of the least of (the following collectively referred to as “Commitments”): (1) $500 million, (2) then-effective borrowing base, and (3) the then-effective aggregate elected commitments and (b) as of the date of such distribution, the EBITDAX Ratio, as defined under the Revolving Credit Facility, does not exceed 1.50 to 1.00. If the EBITDAX Ratio exceeds 1.50 to 1.00, but does not exceed 2.25 to 1.00, and if total outstanding credit usage does not exceed 80% of the Commitments, the Company may make distributions if free cash flow (as defined under the Revolving Credit Facility) is greater than $0 and the Company has delivered a certificate to lenders attesting to the foregoing.
The Revolving Credit Facility contains covenants requiring us to maintain the following financial ratios tested on a quarterly basis (terms below are as defined in the Revolving Credit Facility): (1) a consolidated Total Funded Debt to consolidated EBITDAX ratio of not greater than 3.0 to 1.0; and (2) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. The Revolving Credit Facility also contains covenants that require that the Company enter into derivative agreements covering not less than 40% of reasonably anticipated PDP production for each fiscal quarter over the following four quarters, but such requirements are increased to 50% for the first eight quarters if both the Utilization Percentage, as defined in the Revolving Credit Facility, is more than 50% and the EBITDAX ratio is more than 1.50 to 1.00. The Revolving Credit Facility contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change in control. If an event of default exists under the Revolving Credit Facility, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Revolving Credit Facility and exercise other rights and remedies with respect to the collateral. The Company was in compliance with all financial covenants of the Revolving Credit Facility at September 30, 2026.
In conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended in April 2026 to decrease the borrowing base to $275 million and increase the aggregate elected commitments to $275 million. In addition, the derivative compliance requirement was amended to the less restrictive requirement described above.
In conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended in October 2026 to increase the borrowing base and aggregate elected commitments to $290 million.
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
The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of September 30, 2026 as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$1,889	$(1,819)	$70
Noncurrent derivative assets	45	(31)	14
Total	$1,934	$(1,850)	$84
Commodity derivative liabilities:
Current derivative liabilities	$35,767	$(1,819)	$33,948
Noncurrent derivative liabilities	6,378	(31)	6,347
Total	$42,145	$(1,850)	$40,295

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheet as of December 31, 2025, as well as the gross recognized derivative assets, liabilities, and amounts offset in the consolidated balance sheet:

(in thousands)	GROSS RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES	GROSS AMOUNTS OFFSET	NET RECOGNIZED FAIR VALUE ASSETS/ LIABILITIES
Commodity derivative assets:
Current derivative assets	$14,252	$—	$14,252
Noncurrent derivative assets	184	—	184
Total	$14,436	$—	$14,436
Commodity derivative liabilities:
Current derivative liabilities	$—	$—	$—
Noncurrent derivative liabilities	46	—	46
Total	$46	$—	$46

As of September 30, 2026, the Company had the following open commodity derivative positions:

	2026	2027	2028	2029	2030
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	473,542	1,767,748	1,398,127	761,265	36,081
Weighted Average Fixed Price ($/Bbl)	$65.47	$68.42	$70.55	$66.50	$64.74
NYMEX WTI - Two Way Collars:
Collar Put Volume (Bbl)	168,000	345,000	—	—	—
Collar Call Volume (Bbl)	168,000	345,000	—	—	—
Weighted Average Floor Price ($/Bbl)	$58.04	$56.30	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$67.51	$66.15	$—	$—	$—

Natural Gas:
CIG Rockies Fixed - Swaps:
Volume (MMBtu)	301,474	1,109,764	967,438	858,852	776,185
Weighted Average Fixed Price ($/MMBtu)	$2.70	$2.81	$3.30	$3.28	$3.20
Chicago Basis (NGI) - Basis Swaps:
Volume (MMBtu)	1,452,700	795,000	—	—	—
Weighted Average Fixed Price ($/MMBtu)	$(0.10)	$0.30	$—	$—	$—
NYMEX Henry Hub - Two Way Collars:
Collar Put Volume (MMBtu)	1,452,700	795,000	—	—	—
Collar Call Volume (MMBtu)	1,452,700	795,000	—	—	—
Weighted Average Floor Price ($/MMBtu)	$3.73	$4.00	$—	$—	$—
Weighted Average Ceiling Price ($/MMBtu)	$4.90	$5.68	$—	$—	$—

NGL:
Mont Belvieu Ethane - Swaps:
Volume (Gal)	498,000	—	—	—	—
Weighted Average Fixed Price ($/Gal)	$0.26	$—	$—	$—	$—
Conway Propane - Swaps:
Volume (Gal)	1,332,000	3,360,000	—	—	—
Weighted Average Fixed Price ($/Gal)	$0.71	$0.67	$—	$—	$—
Mont Belvieu Propane - Swaps:
Volume (Gal)	450,000	1,800,000	1,800,000	—	—
Weighted Average Fixed Price ($/Gal)	$0.71	$0.70	$0.66	$—	$—
Mont Belvieu Iso-Butane - Swaps:
Volume (Gal)	184,000	480,000	300,000	—	—
Weighted Average Fixed Price ($/Gal)	$1.00	$0.91	$0.84	$—	$—
Mont Belvieu Normal Butane - Swaps:

Volume (Gal)	483,000	1,200,000	600,000	—	—
Weighted Average Fixed Price ($/Gal)	$0.96	$0.86	$0.81	$—	$—
Mont Belvieu Natural Gasoline - Swaps:
Volume (Gal)	589,000	1,440,000	720,000	—	—
Weighted Average Fixed Price ($/Gal)	$1.49	$1.41	$1.40	$—	$—

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
Note 7—Accrued Liabilities
Accrued liabilities at September 30, 2026 and December 31, 2025 are summarized as follows:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2026	2025
Accrued capital expenditures	$24,050	$16,000
Accrued lease operating expenses, net	5,750	7,164
Accrued compensation	2,906	4,014
Accrued dividends	1,964	9,011
Accrued revenue payable	1,718	1,540
Accrued derivative payable	6,619	1
Other accrued liabilities	2,694	1,411
Total	$45,701	$39,141

Note 8—Related Party Transactions
On July 1, 2016, the Predecessor entered into a separate services agreement with Vitesse Management and JETX Energy, LLC (“JETX”), formerly known as Juneau Energy, LLC, another entity owned by JFG with common management. Per this services agreement, Vitesse Management is to provide JETX certain administrative services and supervise, administer, and manage the business affairs and operations of JETX and its subsidiaries for a service provider fee of $0.2 million per month. The term of this service agreement extends for an unlimited amount of time; however, it is subject to termination by either Vitesse Management or JETX upon 30 days’ prior written notice, upon dissolution of JETX, upon the consent of the non-breaching party following an uncured material breach, or a final exit event. During each of the three and nine months ended September 30, 2026 and 2025, the Company recorded its net share of fees from JETX of $0.7 million and $2.0 million, respectively, which is classified as a reduction to general and administrative expenses on the accompanying consolidated statements of operations.
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
As previously disclosed, the Company received a one-time cash payment of $24 million during the nine months ended September 30, 2025 in connection with a settlement that resolved claims for recoupment of revenue deductions and reimbursement of legal expenses. The Company recorded the payment as follows in the condensed consolidated statements of operations: a $3.3 million increase to oil revenue, a $13.6 million increase to gas revenue and a $7.1 million reduction to general and administrative expenses for reimbursed legal costs.
Note 10—Equity
Authorized Capital Stock
The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 95,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock
During the nine months ended September 30, 2026, the following transactions related to our common stock occurred:
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
Long-Term Incentive Plan
The Company’s long-term incentive plan (“LTIP”) provides for the granting of various forms of equity-based awards, including stock option awards, stock appreciation rights awards, restricted stock awards, restricted stock unit awards, performance awards, cash awards and other stock-based awards to employees, directors and consultants of the Company. The LTIP was amended and restated in May 2025 to increase the number of shares available to be awarded by 580,500 shares to 4,540,500 shares. As of September 30, 2026, there were 561,611 shares available to be granted.
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
The following is a summary of RSU activity during the nine months ended September 30, 2026:

	Shares of restricted stock unit awards	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2026	1,400,787	$16.95
Granted	111,000	19.72
Vested	(1,016,999)	15.45
Forfeited	(38,680)	22.63
Outstanding at March 31, 2026	456,108	$20.51
Granted	156,245	18.46
Vested	(44,738)	21.32
Forfeited	(4,000)	19.72
Outstanding at June 30, 2026	563,615	$19.88
Granted	—	—
Vested	(60,000)	23.51
Forfeited	—	—
Outstanding at September 30, 2026	503,615	$19.45

In March 2026, the Company modified RSU awards totaling 18,052 RSUs, accelerating vesting such that 50% vested on June 30, 2026 and 50% vests on December 31, 2026, subject to continued employment. The modification date fair value was $19.43 per unit based on the closing stock price on March 26, 2026. The modification resulted in no incremental compensation cost.
During the three and nine months ended September 30, 2026, the Company recognized $1.8 million and $5.4 million of equity-based compensation expense relating to these restricted stock units, respectively.
During the three and nine months ended September 30, 2025, the Company recognized $2.3 million and $6.5 million of equity-based compensation expense relating to these restricted stock units, respectively.

As of September 30, 2026, there was $6.1 million of unrecognized equity-based compensation expense related to unvested restricted stock unit awards. The cost is expected to be recognized through May 2029, over a weighted-average period of 1.76 years.
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
The assumptions used in valuing the PSUs granted were as follows:

Grant date	February 23, 2024	March 5, 2025	May 1, 2026
Forecast period (years)	2.85	2.82	2.67
Risk-free rates	4.4%	3.9%	3.8%
Expected equity volatility	55%	47%	42%
Stock price on grant date	$21.48	$23.88	$18.77
Grant date fair value	$22.02	$23.54	$11.88

The following is a summary of PSU activity during the nine months ended September 30, 2026:

	Shares of performance stock unit awards (at target)	Weighted-Average Price on Date of Grant
Outstanding at January 1, 2026	193,210	$22.72
Granted	—	—
Vested	—	—
Forfeited	(102,160)	22.69
Outstanding at March 31, 2026	91,050	$22.75
Granted	170,771	11.88
Vested	(27,083)	22.78
Forfeited	—	—
Outstanding at June 30, 2026	234,738	$14.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2026	234,738	$14.84

In March 2026, the Company modified PSU awards previously granted to an executive under the February 23, 2024 and March 5, 2025 grants totaling 54,166 PSUs at target. The modification removed the TSR component, fixed the number of PSUs at target, and accelerated vesting (50% vested on June 30, 2026 and 50% vests on December 31, 2026) subject to continued employment. The fair value of the original awards immediately prior to modification was determined using a Monte Carlo simulation as of March 26, 2026, using risk-free rates of 3.73% and 3.87%, respectively, expected volatility of 33.7% and 34.2%, respectively, and a stock price of $19.43. Total incremental compensation cost resulting from the modification is $0.3 million, to be recognized through December 31, 2026.

During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $0.2 million of equity-based compensation expense relating to these PSUs, respectively.
During the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $1.0 million of equity-based compensation expense relating to these PSUs, respectively.
As of September 30, 2026, there was $2.1 million of unrecognized equity-based compensation expense related to unvested PSU awards. The cost is expected to be recognized through December 2028, over a weighted-average period of 1.99 years.
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
Transitional Plan Options
Each JFG stock option that did not remain an option to purchase shares of only JFG common stock was converted into both a post-Spin-Off option to purchase shares of JFG common stock and an option to purchase shares of Vitesse common stock. The exercise price of such JFG stock option and the exercise price and number of shares subject to such Vitesse stock option was adjusted so that (i) the aggregate intrinsic value of such post-Spin-Off JFG stock option and Vitesse stock option immediately after the Spin-Off equals the aggregate intrinsic value of the JFG stock option as measured immediately before the Spin-Off and (ii) the aggregate exercise price of such post-Spin-Off JFG stock option and Vitesse stock option equals the aggregate exercise price of the JFG stock option immediately before the Spin-Off, subject to rounding. Upon completion of the Spin-Off, 457,866 options were granted and none were exercised during the three and nine months ended September 30, 2026. The intrinsic option value of the options was $3.5 million at September 30, 2026 and the maximum number of shares of common stock that could be issued under the plan is 457,866.
Transitional Plan Restricted Units
Each JFG restricted stock unit award and performance stock unit award (other than those that will remain awards denominated in shares of only JFG stock, which includes the portion of any performance stock unit award that may be earned above the designated target level), including any additional stock units accrued as a result of dividend equivalents, was adjusted by the grant of a Vitesse restricted stock unit award. Upon completion of the Spin-Off, restricted stock units were granted in respect of these JFG awards. These restricted stock unit awards are capped at 1,475,613 and at September 30, 2026 none had a remaining performance, service or vesting condition to satisfy. These restricted stock unit awards generally accrue dividends declared on common stock but have deferred issuance dates through January 2, 2099. During the three and nine months ended September 30, 2026, 2,065 and 323,138 restricted stock units were released as common stock, net of shares cashed out as fractional units, respectively.
Transitional Plan Restricted Stock Awards
Holders of a JFG restricted stock award received 286,729 shares of our common stock upon completion of the Spin-Off, which shares are subject to the provisions of the Transitional Plan, including generally the same risk of forfeiture and other conditions as applied to the original JFG restricted stock award. These restricted stock awards have no remaining performance or service conditions to satisfy, or any other vesting condition, and are paid dividends on common stock as declared but have deferred issuance dates through September 28, 2029. During the three and nine months ended September 30, 2026, 39,585 and 48,619 restricted stock awards were released as common stock, net of shares cashed out as fractional units, respectively.
The remaining restricted stock units and restricted stock awards are scheduled to be released as common stock as follows:

Year	Restricted stock units	Restricted stock awards	Total
2026	—	—	—
2027	837	54,269	55,106
2028	838	32,988	33,826
2029	114,244	19,793	134,037
2030	2,791	—	2,791
Thereafter	13,949	—	13,949
Total	132,659	107,050	239,709

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
Net Income (Loss) Per Common Share
The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands except share and per share amounts)	2026	2025	2026	2025
Numerator for earnings per common share:
Net (loss) income attributable to Vitesse Energy, Inc.	$(36,360)	$(1,311)	$(45,560)	$26,016
Allocation of earnings to participating securities(1)	—	—	—	—
Net (loss) income attributable to common shareholders	$(36,360)	$(1,311)	$(45,560)	$26,016
Adjustment to allocation of earnings to participating securities related to diluted shares	—	—	—	—
Net (loss) income attributable to common shareholders for diluted EPS	$(36,360)	$(1,311)	$(45,560)	$26,016

Denominator for earnings per common share:
Weighted average common shares outstanding	42,124,084	38,633,197	41,165,697	36,625,164
Weighted average Transitional Share RSUs outstanding with no future service required	134,478	502,087	301,129	502,090
Denominator for basic earnings per common share	42,258,562	39,135,284	41,466,826	37,127,254
LTIP RSUs	—	—	—	1,501,463
LTIP PSUs	—	—	—	106,763
Transitional Share options	—	—	—	286,101
Transitional Share RSUs with remaining performance/service obligation	—	—	—	38,814
Denominator for diluted earnings per common share	42,258,562	39,135,284	41,466,826	39,060,395

Net (loss) income per common share:
Basic	$(0.86)	$(0.03)	$(1.10)	$0.70
Diluted	$(0.86)	$(0.03)	$(1.10)	$0.67

Shares excluded from diluted earnings per share due to anti-dilutive effect:
LTIP RSUs	571,133	1,441,744	609,522	—
LTIP PSUs	14,085	154,869	11,374	—
Transitional Share options	209,491	290,654	229,685	—
Transitional Share RSUs with remaining performance/service obligation	—	38,814	—	—

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
Note 11—Income Taxes
For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $9.1 million and $11.8 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $0.3 million and income tax expense of $9.4 million, respectively.
The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 differs from the amount that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) §162(m)

limitations on certain covered employee compensation, (ii) discrete permanent differences related to vesting of RSUs for non-covered employees and (iii) state income taxes.
Note 12—Subsequent Events
On October 28, 2026, the Board declared a regular quarterly cash dividend for Vitesse’s common stock of $0.4375 per share for stockholders of record as of December 15, 2026, which will be paid on December 31, 2026.
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
Executive Overview
Our business strategy is focused on creating long-term stockholder value through the profitable acquisition, development and production of oil and natural gas assets that provide an attractive return on invested capital, while maintaining a strong balance sheet and distributing a meaningful dividend to our stockholders. We invest in working and mineral interests in oil and natural gas properties with our core area of focus currently in the Bakken and Three Forks formations of the Williston Basin of North Dakota and Montana. We also have interests in wells in the Denver-Julesburg Basin located in Colorado and Wyoming and the Powder River Basin located in Wyoming. As of September 30, 2026, we had a working interest in 7,427 gross (272.6 net) productive wells and 291 gross (6.5 net) wells that were being drilled or completed, and an additional 306 gross (13.0 net) wells that had been permitted for development by our operators. In addition, we had a royalty only interest in 1,305 gross (3.0 net) productive wells.
Our financial and operating performance for the three months ended September 30, 2026 included the following:
■Paid $18.6 million in dividends to our equity holders.
■Production of 16,824 Boe/d with 60% of production from oil.
■Total revenue of $83.0 million.
■Net loss of $36.4 million.
■Cash flows from operations of $39.4 million.
■Invested $53.0 million in capital development and acquisitions, net of divestitures.
■Total debt of $190.5 million at September 30, 2026.
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
As a result of such commodity price volatility, which we expect to continue throughout the remainder of 2026 and into early 2027, our earnings and operating cash flows can vary substantially. While we do hedge a substantial portion of our production, we are still significantly subject to movements in commodity prices. Such volatility can make it difficult to predict future effects on our financial results and the decisions of our operators. Factors that we expect will continue to impact commodity prices include product demand connected with global economic conditions, inflationary factors, industry production and inventory levels, the United States Department of Energy’s sales and purchases related to the U.S. strategic petroleum reserve, technology advancements, production quotas or other actions imposed by OPEC and other oil-producing countries, the imposition of and changes in tariffs and other controls on imports and exports and resulting consequences of such, actions of regulators, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty, including as a result of the conflict in Iran and disruption of maritime traffic through the Strait of Hormuz. Any of the foregoing can have a substantial impact on the prices of oil and natural gas, which in turn impacts our decisions and the decision of our operators to drill and extract resources.
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
Impairment expense. Under the successful efforts method of accounting, we review our oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Whenever we conclude the carrying value may not be recoverable, we estimate the expected undiscounted future net cash flows of our oil and natural gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering, processing and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and natural gas properties in each depletion pool to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the aggregated oil and natural gas properties, no impairment is recorded. If the carrying amount of the oil and natural gas properties exceeds the undiscounted future net cash flows, we will record an impairment expense to reduce the carrying value to fair value as of the balance sheet date. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows. There were no proved oil and gas property impairments during the three and nine months ended September 30, 2026 and 2025.
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

	THREE MONTHS ENDED SEPTEMBER 30,
Average Daily Prices (1)	2026	2025
WTI Oil (per Bbl)	$85.42	$64.84
Natural Gas (per MMBtu)	2.87	3.03

	NINE MONTHS ENDED SEPTEMBER 30,
Average Daily Prices (1)	2026	2025
WTI Oil (per Bbl)	$83.43	$66.50
Natural Gas (per MMBtu)	3.49	3.45

(1)Based on average daily NYMEX WTI and Henry Hub Spot closing prices reported by FactSet and the EIA, respectively.
The average third quarter 2026 NYMEX oil price was $85.42 per barrel, or 32% higher than the average NYMEX oil price per barrel in the third quarter of 2025. Our settled derivatives decreased our third quarter 2026 realized oil price per barrel by $14.23 and increased our third quarter 2025 realized oil price per barrel by $2.98. Our average third quarter 2026 realized oil price per barrel after reflecting settled derivatives was $68.33 compared to $62.71 during the same period in 2025.
The average third quarter 2026 NYMEX natural gas price was $2.87 per MMBtu, or 5% lower than the average NYMEX price per MMBtu in the third quarter of 2025. Our settled derivatives increased our third quarter 2026 and 2025 realized natural gas price per Mcf by $0.33 and $0.29, respectively. Our average third quarter 2026 realized natural gas price per Mcf after reflecting settled derivatives was $2.06 compared to $1.14 during the same period in 2025.
The average year-to-date 2026 NYMEX oil price was $83.43 per barrel, or 25% higher than the 2025 average year-to-date oil price per barrel. Our settled derivatives decreased our average year-to-date 2026 realized oil price per barrel by $13.45 and increased our average year-to-date 2025 realized oil price per barrel by $2.94. Our average year-to-date 2026 realized oil price per barrel after reflecting settled derivatives was $67.18 compared to $63.90 during the same period in 2025.
The average year-to-date 2026 NYMEX natural gas price was $3.49 per MMBtu, or 1% higher than the 2025 average year-to-date price per MMBtu. Our settled derivatives increased our average year-to-date 2026 and 2025 realized natural gas price per Mcf by $0.02 and $0.11, respectively. Our average year-to-date 2026 realized natural gas price per Mcf after reflecting settled derivatives was $1.72 compared to $2.71 during the same period in 2025.
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

Results of Operations
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
The following table sets forth selected financial and operating data for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2026	2025	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$76,516	$64,422	$12,094	19%
Natural gas	6,436	3,021	3,415	113%
Total revenue	$82,952	$67,443	$15,509	23%
Operating Expenses
Lease operating expense	$19,223	$18,465	$758	4%
Production taxes	7,499	6,229	1,270	20%
General and administrative	4,944	5,743	(799)	(14%)
Depletion, depreciation, amortization, and accretion	32,790	34,216	(1,426)	(4%)
Equity-based compensation	2,165	2,682	(517)	(19%)
Interest Expense	$3,252	$2,381	$871	37%
Commodity Derivative (Loss) Gain, Net	$(58,588)	$681	$(59,269)	*
Income Tax (Benefit) Expense	$(9,144)	$(254)	$(8,890)	*
Production Data:
Oil (MBbls)	927	1,079	(152)	(14%)
Natural gas (MMcf)	3,726	3,555	171	5%
Combined volumes (MBoe)	1,548	1,671	(123)	(7%)
Daily combined volumes (Boe/d)	16,824	18,163	(1,339)	(7%)
Average Realized Prices before Hedging:
Oil (per Bbl)	$82.56	$59.73	$22.83	38%
Natural gas (per Mcf)	1.73	0.85	0.88	104%
Combined (per Boe)	53.59	40.36	13.23	33%
Average Realized Prices with Hedging:
Oil (per Bbl)	$68.33	$62.71	$5.62	9%
Natural gas (per Mcf)	2.06	1.14	0.92	81%
Combined (per Boe)	45.87	42.91	2.96	7%
Average Costs (per Boe):
Lease operating	$12.42	$11.05	$1.37	12%
Production taxes	4.84	3.73	1.11	30%
General and administrative	3.19	3.44	(0.25)	(7%)
Depletion, depreciation, amortization, and accretion	21.18	20.48	0.70	3%

*Not meaningful

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $83.0 million for the three months ended September 30, 2026 from $67.4 million for the three months ended September 30, 2025. The increase in oil and natural gas revenue was due to a 33% increase in the average realized prices per Boe before hedging, partially offset by a 7% decrease in production volumes for the three months ended September 30, 2026. The increase in average realized prices per Boe before hedging increased oil and natural gas revenue by $22.1 million, while the decrease in production volumes decreased oil and natural gas revenue by $6.6 million.
Our oil price differential to the weighted average benchmark price during the three months ended September 30, 2026 was negative $3.50 per barrel, as compared to a negative $5.35 per barrel during the three months ended September 30, 2025, primarily due to more favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the three months ended September 30, 2026 was $1.73 per Mcf, representing a 60% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $0.85 per Mcf during the three months ended September 30, 2025, representing a 28% realization relative to the weighted average NYMEX natural gas price. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $19.2 million for the three months ended September 30, 2026 from $18.5 million for the three months ended September 30, 2025. The increase is attributable to a 12% increase in lease operating expense on a per Boe basis, partially offset by a 7% decrease in production between periods.
Production Tax Expense. Total production taxes increased to $7.5 million for the three months ended September 30, 2026 from $6.2 million for the three months ended September 30, 2025. Production taxes are primarily based on oil revenue and natural gas production, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.0% and 9.2% for the three months ended September 30, 2026 and 2025, respectively.
General and Administrative Expense. General and administrative expense decreased to $4.9 million for the three months ended September 30, 2026 from $5.7 million for the three months ended September 30, 2025. Excluding Lucero Acquisition transaction costs of $0.3 million, general and administrative expense on a per Boe basis was $3.27 for the three months ended September 30, 2025 compared to $3.19 for the three months ended September 30, 2026.
DD&A. DD&A decreased to $32.8 million for the three months ended September 30, 2026 compared with $34.2 million for the three months ended September 30, 2025. The decrease was the result of a 7% decrease in production, partially offset by a 3% increase in the DD&A rate for the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The decrease in production accounted for a $2.6 million decrease in DD&A expense while the increase in the DD&A rate accounted for a $1.2 million increase in DD&A expense.
For the three months ended September 30, 2026, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $20.98 per Boe compared with $20.32 per Boe for the three months ended September 30, 2025.
Equity-Based Compensation. During the three months ended September 30, 2026, equity-based compensation expense decreased to $2.2 million from $2.7 million during the three months ended September 30, 2025. Equity-based compensation expense was lower in 2026, primarily driven by a lower number of unvested LTIP RSUs, as awards granted in prior periods completed their vesting.
Interest Expense. Interest expense increased to $3.3 million for the three months ended September 30, 2026 from $2.4 million for the three months ended September 30, 2025. The increase for the three months ended September 30, 2026 was primarily due to a higher average debt balance during the period.
Commodity Derivative (Loss) Gain, Net. The commodity derivative loss was $58.6 million for the three months ended September 30, 2026 compared with a gain of $0.7 million for the three months ended September 30, 2025. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025
Realized (loss) gain on commodity derivatives (1)	$(11,951)	$4,258
Unrealized (loss) on commodity derivatives (1)	(46,637)	(3,577)
Total commodity derivative (loss) gain	$(58,588)	$681

(1)Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative (loss) gain in the statements of operations included in this Form 10-Q. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position.
In the three months ended September 30, 2026, 76% of our oil volumes were covered by financial hedges, which resulted in a realized loss on oil derivatives of $13.2 million. In the three months ended September 30, 2026, approximately half of our natural gas volumes were covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.2 million. In the three months ended September 30, 2025, 63% of our oil volumes were covered by financial hedges, which resulted in a realized gain on oil derivatives of $3.2 million. In the three months ended September 30, 2025, a portion of our natural gas volumes was covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.0 million.
At September 30, 2026, all of our derivative contracts were recorded at their fair value, which was a net liability of $40.2 million, a decrease in value of $46.6 million from the $6.4 million net asset recorded as of June 30, 2026. Derivative contract fair value is recorded in part based on published forward commodity prices. This decrease in fair value was largely driven by the NYMEX WTI price increasing from $69.50/Bbl at June 30, 2026 to $90.42/Bbl at September 30, 2026 and the corresponding change in forward commodity prices.
Income Tax Expense. During the three months ended September 30, 2026, we recorded an income tax benefit of $9.1 million related to federal and state income taxes compared to an income tax benefit of $0.3 million for the three months ended September 30, 2025.
The provision for income taxes for the three months ended September 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.

Results of Operations
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
The following table sets forth selected financial and operating data for the periods indicated.

	NINE MONTHS ENDED SEPTEMBER 30,		INCREASE (DECREASE)
($ in thousands, except production and per unit data)	2026	2025	AMOUNT	PERCENT
Financial and Operating Results:
Revenue
Oil	$223,039	$189,957	$33,082	17%
Natural gas	18,327	25,412	(7,085)	(28%)
Total revenue	$241,366	$215,369	$25,997	12%
Operating Expenses
Lease operating expense	$52,533	$51,949	$584	1%
Production taxes	21,622	18,181	3,441	19%
General and administrative	19,680	18,185	1,495	8%
Depletion, depreciation, amortization, and accretion	98,787	95,355	3,432	4%
Equity-based compensation	5,625	7,555	(1,930)	(26%)
Interest Expense	$8,888	$7,825	$1,063	14%
Commodity Derivative (Loss) Gain, Net	$(91,550)	$18,960	$(110,510)	*
Income Tax (Benefit) Expense	$(11,833)	$9,416	$(21,249)	*
Production Data:
Oil (MBbls)	2,766	3,116	(350)	(11%)
Natural gas (MMcf)	10,784	9,761	1,023	10%
Combined volumes (MBoe)	4,564	4,743	(179)	(4%)
Daily combined volumes (Boe/d)	16,716	17,373	(657)	(4%)
Average Realized Prices before Hedging:
Oil (per Bbl)	$80.63	$60.96	$19.67	32%
Natural gas (per Mcf)	1.70	2.60	(0.90)	(35%)
Combined (per Boe)	52.89	45.41	7.48	16%
Average Realized Prices with Hedging:
Oil (per Bbl)	$67.18	$63.90	$3.28	5%
Natural gas (per Mcf)	1.72	2.71	(0.99)	(37%)
Combined (per Boe)	44.79	47.56	(2.77)	(6%)
Average Costs (per Boe):
Lease operating	$11.51	$10.95	$0.56	5%
Production taxes	4.74	3.83	0.91	24%
General and administrative	4.31	3.83	0.48	13%
Depletion, depreciation, amortization, and accretion	21.65	20.11	1.54	8%

*Not meaningful

Oil and Natural Gas Revenue and Volumes. Oil and natural gas revenue increased to $241.4 million for the nine months ended September 30, 2026 from $215.4 million for the nine months ended September 30, 2025. The increase in oil and natural gas revenue was due to a 16% increase in the average realized prices per Boe before hedging, which was partially offset by a 4% decrease in production volumes for the nine months ended September 30, 2026. The increase in average realized prices per Boe before hedging increased oil and natural gas revenue by $35.5 million, while the decrease in production volumes decreased oil and natural gas revenue by $9.5 million.
During the nine months ended September 30, 2025, $3.3 million and $13.6 million of recoupments of oil and natural gas revenue, respectively, were recognized as part of the settlement discussed in Note 9 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements.
Our oil price differential to the weighted average benchmark price during the nine months ended September 30, 2026 was negative $3.24 per barrel, as compared to a negative $5.33 per barrel during the nine months ended September 30, 2025, primarily due to more favorable local market pricing as compared to the benchmark price. Our net realized natural gas price during the nine months ended September 30, 2026 was $1.70 per Mcf, representing a 49% realization relative to the weighted average NYMEX natural gas price, compared to a net realized natural gas price of $2.60 per Mcf during the nine months ended September 30, 2025, representing a 77% realization relative to the weighted average NYMEX natural gas price. The lower realized price was primarily due to a legal settlement increasing the realized price per Mcf in the prior period. Fluctuations in our natural gas price differentials and realizations are due to several factors such as NGL value net of processing costs, gathering and transportation fees, takeaway capacity relative to production levels, regional storage capacity, seasonal demand for heating fuel and seasonal refinery maintenance temporarily depressing demand. The exact impact of each of these items is difficult to quantify as each of our operators passes through these costs in a different manner.
Lease Operating Expense. Lease operating expense increased to $52.5 million for the nine months ended September 30, 2026 from $51.9 million for the nine months ended September 30, 2025. The increase is attributable to a 5% increase in lease operating expense on a per Boe basis, partially offset by a 4% decrease in production between periods.
Production Tax Expense. Total production taxes increased to $21.6 million for the nine months ended September 30, 2026 from $18.2 million for the nine months ended September 30, 2025. Production taxes are primarily based on oil revenue and natural gas revenue, excluding gains and losses associated with hedging activities. Production taxes as a percentage of oil and natural gas sales before hedging adjustments were 9.0% and 8.4% for the nine months ended September 30, 2026 and 2025, respectively. The production tax rate was lower for the nine months ended September 30, 2025 due to the legal settlement increasing revenue in the period.
General and Administrative Expense. General and administrative expense increased to $19.7 million for the nine months ended September 30, 2026 from $18.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, $2.4 million in separation benefits related to our leadership transition were incurred. During the nine months ended September 30, 2025, $7.1 million of litigation costs were reimbursed as a result of a legal settlement and Lucero Acquisition transaction costs of $5.2 million were incurred. Excluding these one-time costs, general and administrative expense on a per Boe basis increased to $3.79 for the nine months ended September 30, 2026 from $3.64 for the nine months ended September 30, 2025.
DD&A. DD&A increased to $98.8 million for the nine months ended September 30, 2026 from $95.4 million for the nine months ended September 30, 2025. The increase was the result of a $1.54 per Boe increase in the DD&A rate, partially offset by a 4% decrease in production for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The increase in the DD&A rate accounted for a $7.3 million increase in DD&A expense while the decrease in production accounted for a $3.9 million decrease in DD&A expense.
For the nine months ended September 30, 2026, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate (excluding depreciation, amortization and accretion) of $21.44 per Boe compared with $19.95 per Boe for the nine months ended September 30, 2025.
Equity-Based Compensation. During the nine months ended September 30, 2026, equity-based compensation expense decreased to $5.6 million from $7.6 million during the nine months ended September 30, 2025. Equity-based compensation expense was lower in 2026 due to a $1.4 million reversal of expense for forfeited awards during the period and a lower number of unvested LTIP RSUs, as awards granted in prior periods completed their vesting.
Interest Expense. Interest expense increased to $8.9 million for the nine months ended September 30, 2026 from $7.8 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was due to a higher average debt balance during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Commodity Derivative (Loss) Gain, Net. The commodity derivative loss was $91.6 million for the nine months ended September 30, 2026 compared with a gain of $19.0 million for the nine months ended September 30, 2025. Gain (Loss) on Commodity Derivatives is comprised of (1) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (2) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.
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
The table below summarizes our commodity derivative gains and losses that were recorded in the periods presented.

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025
Realized (loss) gain on commodity derivatives (1)	$(36,949)	$10,212
Unrealized (loss) gain on commodity derivatives (1)	(54,601)	8,748
Total commodity derivative (loss) gain	$(91,550)	$18,960

(1)Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative (loss) gain in the statements of operations included in this Form 10-Q. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position.
In the nine months ended September 30, 2026, 74% of our oil volumes were subject to financial hedges, which resulted in a realized loss on oil derivatives of $37.2 million. In the nine months ended September 30, 2026, approximately half of our natural gas volumes were covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $0.3 million. In the nine months ended September 30, 2025, 62% of our oil volumes were subject to financial hedges, which resulted in a realized gain on oil derivatives of $9.2 million. In the nine months ended September 30, 2025, a portion of our natural gas volumes was covered by residue gas and NGL financial hedges, which resulted in a realized gain on gas and NGL derivatives of $1.0 million.
At September 30, 2026, all of our derivative contracts were recorded at their fair value, which was a net liability of $40.2 million, a decrease in value of $54.6 million from the $14.4 million net asset recorded as of December 31, 2025. Derivative contract fair value is recorded in part based on published forward commodity prices. This decline in fair value was largely driven by the NYMEX WTI price increasing from $57.42/Bbl at December 31, 2025 to $90.42/Bbl at September 30, 2026 and the corresponding change in forward commodity prices.
Income Tax Expense. During the nine months ended September 30, 2026, we recorded an income tax benefit of $11.8 million related to federal and state income taxes compared to an income tax expense of $9.4 million for the nine months ended September 30, 2025.
The provision for income taxes for the nine months ended September 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income (loss) primarily due to §162(m) limitations on certain covered employee compensation, other discrete permanent differences related to vesting of RSUs for non-covered employees and state income taxes.
Liquidity and Capital Resources
Overview. At September 30, 2026, we had $0.7 million of unrestricted cash on hand and $84.5 million available under the aggregate elected commitments in our Revolving Credit Facility. At December 31, 2025, we had $1.3 million of unrestricted cash on hand and $125.5 million available under the aggregate elected commitments in our Revolving Credit Facility. We expect that our liquidity going forward will be primarily derived from cash flows from our operations, cash on hand, and availability under the Revolving Credit Facility and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements, including planned dividend payments, for the next twelve months. We may need to fund acquisitions, significant capital expenditures or other business opportunities that support our strategy through additional borrowings under our Revolving Credit Facility or the issuance of equity or debt. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
Working Capital. Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, the collection of accrued revenue, expenditures related to our acquisition and development, and production operations and the impact of our outstanding commodity derivative instruments.
At September 30, 2026 and December 31, 2025, we had a working capital deficit and surplus of $29.7 million and $0.9 million, respectively. Current assets increased by $2.7 million and current liabilities increased by $33.4 million at September 30, 2026, compared to December 31, 2025. The increase in current assets during the nine months ended September 30, 2026 was primarily due to an increase of $20.0 million in accrued revenue, partially offset by a decrease of $14.2 million in current derivative instrument assets due to forward oil price increases as compared to hedged oil prices. The increase in current liabilities during the nine months ended September 30, 2026 was primarily due to an increase of $33.9 million in current derivative instrument liabilities due to forward oil price increases as compared to hedged oil prices.

Cash Flows. Our cash flows for the nine months ended September 30, 2026 and 2025 are presented below:

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025
Cash flows provided by operating activities	$88,843	$132,909
Cash flows used in investing activities	(92,386)	(97,904)
Cash flows provided by (used in) financing activities	2,865	(32,399)
Net change in cash	$(678)	$2,606

During the nine months ended September 30, 2026, we generated $88.8 million of cash from operations, a $44.1 million decrease from the nine months ended September 30, 2025. Cash flows from operating activities are primarily affected by production volumes, commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. During 2025, we received a one-time $24.0 million legal settlement that impacted cash flows from operating activities. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. A minimum level of derivative coverage is required by certain debt covenants. See Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.
One of the primary sources of variability in our cash provided by operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts. For more information on our outstanding derivatives, see Note 6 (“Commodity Derivative Instruments”) to the Condensed Consolidated Financial Statements.
Cash used in investing activities during the nine months ended September 30, 2026 was $92.4 million compared to $97.9 million during the nine months ended September 30, 2025. The $5.5 million decrease was primarily attributable to lower development activity in 2026, partially offset by increased acquisition activity, most notably the Denver-Julesburg Basin Acquisition (see Note 3 (“Oil and Gas Properties”) to the Condensed Consolidated Financial Statements). Cash used in investing activities primarily relates to capital expenditures for acquisition and development costs. Our cash used in investing activities reflects actual cash spending, which can lag several months from when the related costs were accrued. As a result, our actual cash spending is not always reflective of current levels of development activity. Acquisition and development activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and financial returns. We supplement development activity on our asset base with opportunistic acquisitions of near-term drilling opportunities when development activity by our operators on our existing properties does not meet our development objectives. Our cash spending for acquisitions was $25.9 million and $7.4 million during the nine months ended September 30, 2026 and 2025, respectively.
Cash provided by and used in financing activities was $2.9 million and $32.4 million during the nine months ended September 30, 2026 and 2025, respectively. The cash provided by financing activities during the nine months ended September 30, 2026 was related to $66.0 million of net borrowings under our Revolving Credit Facility, partially offset by $62.7 million in dividends paid. The cash used in financing activities during the nine months ended September 30, 2025 was related to $69.8 million in dividends paid, $3.0 million of net repayments under our Revolving Credit Facility and the $9.2 million value of retained shares paid to fund employee tax withholding in connection with the vesting of restricted stock units, which was partially offset by $49.8 million in cash acquired in the Lucero Acquisition.
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
The borrowing base under the Revolving Credit Facility is subject to regular, semi-annual redeterminations on or about April 1 and October 1 of each year based on, among other things, the value of our proved oil and natural gas reserves, as determined by the lenders in their discretion. As of September 30, 2026, our borrowing base and aggregate elected commitment was $275.0 million of which $190.5 million was outstanding. See Note 5 (“Credit Facility”) to the Condensed Consolidated Financial Statements for further details regarding the Revolving Credit Facility.

In conjunction with the semi-annual borrowing base redetermination, the Revolving Credit Facility was amended in October 2026 to increase the borrowing base and aggregate elected commitments to $290 million.
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
Our long-term material cash requirements from currently known obligations include settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and operating lease obligations. We cannot provide specific timing for repayments of outstanding borrowings on our Revolving Credit Facility, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors. We cannot provide specific timing for other current and long-term liability obligations where we cannot forecast with certainty the amount and timing of such payments, including asset retirement obligations, as the plugging and abandonment of wells is primarily at the discretion of the operators and any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement. See Note 4 (“Fair Value Measurements”) to the Condensed Consolidated Financial Statements for further information on these contracts and their fair values as of September 30, 2026, which fair values represent the estimated cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.
Dividends. We paid cash dividends to our equity holders of $62.7 million during the nine months ended September 30, 2026. While we believe that our future cash flows from operations will be able to sustain future dividends, future dividends may change based on a variety of factors, including contractual restrictions, legal limitations (the most common of which are limitations set forth in a company’s organizational documents and insolvency), business developments and the judgment of our Board. Future cash dividends to equity holders are subject to the terms of the Revolving Credit Facility, as previously described. There can be no guarantee that we will be able to pay dividends at current levels or at all or otherwise return capital to our investors in the future.
Capital Expenditures. For the nine months ended September 30, 2026, total capital expenditures were $92.4 million, including development expenditures and our acquisition and divestiture activity. We expect to fund future capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditures budget and which may be financed through equity consideration, like the Lucero Acquisition. With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity including issuing equity or debt securities and extending maturities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline or we are otherwise unable to access capital or liquidity. Reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future. Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.
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
Effects of Inflation and Pricing. The oil and natural gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Such changes can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2026 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Based upon our open commodity derivative positions at September 30, 2026, a hypothetical 10% increase or decrease in the NYMEX WTI strip price would decrease or increase our net commodity derivative position by approximately $35.5 million and $35.3 million, respectively. A hypothetical 10% increase or decrease in the Henry Hub-NYMEX strip price, related basis swaps and NGL prices would decrease or increase our net commodity derivative position by approximately $3.0 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices increase or decrease.
Interest Rate Risk
Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at either an adjusted forward-looking term rate based on SOFR (“Term SOFR”) or an adjusted base rate (“Base Rate”) (the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.50% or the 30-day Term SOFR rate plus 1.0%), plus a spread ranging from 1.50% to 2.50% with respect to Base Rate borrowings and 2.50% to 3.50% with respect to Term SOFR borrowings, in each case based on the borrowing base utilization percentage. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $1.1 million increase or decrease in interest expense for the nine months ended September 30, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth the information with respect to purchases made by us or on our behalf, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$59.8	million
August 1, 2026 to August 31, 2026	—	—	—	59.8	million
September 1, 2026 to September 30, 2026	—	—	—	59.8	million
Total	—	$—	—	$59.8	million

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” within the meaning of Item 408(a) of Regulation S-K.
2027 Annual Meeting of Stockholders Date
The Board of Directors has set the date for the Company’s 2027 Annual Meeting of Stockholders (“Annual Meeting”) to May 4, 2027. The exact time and place of the 2027 Annual Meeting will be specified in our Notice of 2027 Annual Meeting and related proxy statement for the 2027 Annual Meeting.
As the date of the 2027 Annual Meeting has changed by more than 30 days from the one-year anniversary of the 2026 Annual Meeting, we are informing stockholders of this change in accordance with Rule 14a-5(f) under the Exchange Act, and we are also informing stockholders of the new dates described below for submitting stockholder proposals and other matters.
Pursuant to Rule 14a-8 under the Exchange Act, any stockholder intending to present a proposal for inclusion in the proxy statement for the 2027 Annual Meeting must provide timely written notice of the proposal to the Secretary at 5619 DTC Parkway, Suite 700 Greenwood Village, CO 80111. To be timely, we must receive the proposal by December 18, 2026, for possible inclusion in the proxy statement, which we have determined to be a reasonable time before we expect to begin to print and send our proxy materials in accordance with Rule 14a-8(e).
Additionally, under our bylaws, any stockholder of record intending to nominate a candidate for election to the Board of Directors or to propose any business at the 2027 Annual Meeting must give timely written notice to the Secretary at 5619 DTC Parkway, Suite 700 Greenwood Village, CO 80111. To be timely, notice of such proposals and nominations must be submitted not less than 160 days (November 25, 2026) nor more than 190 calendar days (October 26, 2026) prior to the annual meeting. Furthermore, any stockholder who intends to use proxy access to nominate a candidate for election to the Board for inclusion in our 2027 proxy statement must satisfy the requirements set forth in our bylaws and must provide notice to the Secretary at 5619 DTC Parkway,

Suite 700 Greenwood Village, CO 80111 not less than 160 days (November 25, 2026) nor more than 190 calendar days (October 26, 2026) prior to the annual meeting.
Any stockholder who intends to solicit proxies in support of any director nominees must comply with the content requirements of SEC Rule 14a-19 (the SEC’s universal proxy rule) at the time it complies with the earlier deadlines in the advance notice provisions of the Bylaws. Thus, if a stockholder intends to solicit proxies in support of any director nominees submitted under the advance notice provisions of the Bylaws for the Company’s 2027 Annual Meeting, then such stockholder must also provide proper written notice that sets forth all the information required by SEC Rule 14a-19 to the Secretary of the Company at the principal office of the Company not less than 160 days (November 25, 2026) nor more than 190 calendar days (October 26, 2026) prior to the annual meeting.

Item 6. Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed January 17, 2023, File No. 001-41546
3.2	Amended and Restated Bylaws of Vitesse Energy, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed January 17, 2023, File No. 001-41546
4.1	Registration Rights Agreement, dated as of April 8, 2026, by and among Vitesse Energy, Inc., Titan Exploration, LLC and the other parties thereto.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed April 10, 2026, File No. 001-41546
10.1	Fifth Amendment to Second Amended and Restated Credit Agreement	Incorporated by reference to exhibit 10.4 to Form 10-Q filed April 10, 2026, File No. 0001-41546
10.2	Sixth Amendment to Second Amended and Restated Credit Agreement	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a, 14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	XBRL Instance Document	Formatted as Inline XBRL and contained in Exhibit 101.
101.SCH	XBRL Schema Document	Furnished herewith.
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Label Linkbase Document	Furnished herewith.
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jamie Benard	Chief Executive Officer and President	November 2, 2026
Jamie Benard	(Principal Executive Officer)

/s/ James P. Henderson	Chief Financial Officer	November 2, 2026
James P. Henderson	(Principal Financial and Accounting Officer)